Form 10QSB
period 1999-12-31
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2000-03-27
CIK 1100983

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1999

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                --------      ------
                      Commission File Number 000-29949

                       PEOPLES COMMUNITY BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                            31 - 1686242
                  --------                            ------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)

                   11 S. BROADWAY, LEBANON, OHIO 45036
                (Address of principal executive offices)

        Issuer's telephone number, including area code: (513) 932-3876

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
   for the past 90 days.  Yes    No X
                             ---   ---

        Shares of common stock, par value $.01 per share, outstanding as of March 24, 2000: 100

        Transitional Small Business Disclosure Format (check one):
        Yes    No X .
           ---   ---

* The issuer just became subject to the filing requirements of Section 13 or 15(d) when its Form S-1 was declared effective on February 11, 2000.


                      PEOPLES COMMUNITY BANCORP, INC.

                               FORM 10-QSB

                      QUARTER ENDED DECEMBER 31, 1999

                      PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                       Page
Item 1 -Financial Statements                                           ----

   Statement of Financial Condition at December 31, 1999 . . . . .      3

   Statement of Income (Unaudited) From December 14,
   1999 (Date of Incorporation) to December 31, 1999 . . . . . . .      4

   Statement of Cash Flows (Unaudited) From December 14,
   1999 (Date of Incorporation) to December 31, 1999 . . . . . . .      5

   Notes to Financial Statements . . . . . . . . . . . . . . . . .      6

Item 2 -Management's Discussion and Analysis or Plan of Operation.      7

                        PART II - OTHER INFORMATION

Item 1 -Legal Proceedings. . . . . . . . . . . . . . . . . . . . .      8

Item 2 -Changes in Securities and Use of Proceeds. . . . . . . . .      8

Item 3 -Defaults Upon Senior Securities. . . . . . . . . . . . . .      8

Item 4 -Submission of Matters to a Vote of Security Holders. . . .      8

Item 5 -Other Information. . . . . . . . . . . . . . . . . . . . .      8

Item 6 -Exhibits and Reports on Form 8-K . . . . . . . . . . . . .      9

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                       Peoples Community Bancorp, Inc.

                      STATEMENT OF FINANCIAL CONDITION

                             December 31, 1999
                                (Unaudited)




                                  ASSETS
                                  ------
Assets:
  Cash                                                          $1,000
  Other Assets
                                                                    --
                                                                ______
  Total Assets                                                  $1,000
                                                                ======


                     LIABILITIES AND STOCKHOLDER EQUITY
                     ----------------------------------

Liabilities
  Total Liabilities                                            $    --

Stockholder's Equity:
  Preferred Stock, Par Value $.01, 1,000,000
      Shares Authorized; 0 Shares Issued and Outstanding            --
  Common Stock, Par Value $.01,10,000,000
      Shares Authorized; 100 Shares Issued and Outstanding           1
  Additional Paid-In Capital                                       999
  Retained Earnings                                                 --
                                                                 _____

      Total Stockholder's Equity                                 1,000
                                                                 _____

  Total Liabilities and Stockholder's Equity                    $1,000
                                                                 =====







              See accompanying notes to financial statements.

                      Peoples Community Bancorp, Inc.

                            STATEMENT OF INCOME
                            -------------------
                                (Unaudited)




                                               For the Period from
                                                December 14, 1999
                                             (Date of Incorporation)
                                               to December 31, 1999
                                             _______________________

Total Income                                          $   -

Total Expense                                             -
                                                        _____

   Net Income                                         $   -
                                                        =====

Earnings Per Share                                    $   -
                                                        =====























              See accompanying notes to financial statements.

                      Peoples Community Bancorp, Inc.

                         STATEMENT OF CASH FLOWS
                         -----------------------
              For the Period from December 14, 1999 (Date
                of Incorporation) To December 31, 1999
                               (Unaudited)


Cash Flows from Operating Activities:
  Net Income                                                $       --
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Changes in Assets and Liabilities:
        (Increase) Decrease in Receivable                           --
                                                                ______

    Net Cash Provided by Operating Activities                       --

Cash Flows from Investing Activities:
    Net Cash Provided by Investing Activities                       --
Cash Flows from Financing Activities:
    Issuance of Common Stock                                     1,000
                                                                ______
    Net Cash Provided by Financing Activities                    1,000
                                                                ______
Increase in Cash and Cash Equivalents                            1,000


Cash and Cash Equivalents at Beginning of Period                    --

                                                                ______
Cash and Cash Equivalents at End of Period                  $    1,000
                                                                ======












              See accompanying notes to financial statements.

                      Peoples Community Bancorp, Inc.

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                (Unaudited)

                             December 31, 1999

Note 1 - Basis of Presentation -

  On December 14, 1999, The People's Building, Loan & Savings Company (the "Bank") incorporated Peoples Community Bancorp, Inc. (the "Company") to facilitate the conversion of the Bank from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to certain depositors of the Bank as of specified dates and to an employee stock ownership plan. The Conversion is expected to be consummated on or about March 30, 2000, at which time the Company will become the holding company for the Bank and issue shares of its common stock to the general public.

  The Company filed a Form S-1 with the Securities and Exchange Commission
("SEC") on   December 17, 1999, which as amended was declared effective by the
SEC on February 11, 2000. The Bank filed a Form AC with the Office of Thrift Supervision ("OTS") on or about December 17, 1999. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated February 11, 2000. The Company also filed an Application H-(e) 1/3 with the OTS on or about December 27, 1999, which was conditionally approved by the OTS by letter dated February 11, 2000. The members of the Bank approved the Plan at a special meeting held on March 24, 2000, and the subscription and community offerings closed on March 15, 2000.

  The Company issued 100 shares of common stock to the Bank on February 9, 2000. The shares will be cancelled upon consummation of the Conversion, and the Conversion will be accounted for under the pooling of interests method of accounting.

  The Company confirmed orders for 1,190,000 shares of common stock in the subscription and community offerings at a price of $10.00 per share, for aggregate gross proceeds of $11.9 million. The consummation of the Conversion is subject to regulatory approval of the final appraisal update and satisfaction of other customary conditions.

  The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Note 2 - Earnings Per Share -

  Earnings per share is not considered meaningful as the Conversion has not yet been completed, the Company has not engaged in any operations other than to facilitate the Conversion, and the 100 shares issued and outstanding at December 31, 1999 will be cancelled upon consummation of the Conversion.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

  Peoples Community Bancorp, Inc. is a Delaware corporation organized in December 1999 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company will acquire all of the capital stock of the Bank in exchange for 50% of the net Conversion proceeds and will issue shares of its common stock to persons who submitted orders in the subscription and community offerings. Immediately following the Conversion, the only significant assets of the Company will be the capital stock of the Bank, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Bank. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

  Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company will be in a position, subject to regulatory limitations and the Company's financial position, to take advantage of any such opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Bank.

  To date, the Company has not engaged in any business activities other than those related to the Conversion.

  Immediately after the Conversion, the Company will acquire Harvest Home Financial Corporation. Stockholders of Harvest Home will receive $9.00 in cash plus 0.9 of a share of Company common stock for each of their shares of Harvest Home common stock. The acquisition of Harvest Home will be accounted for under the pooling of interests method of accounting.

                        Peoples Community Bancorp, Inc.
                                 Form 10-QSB
                        Quarter Ended December 31, 1999

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

        There are no matters required to be reported under this item.

Item 2 -Changes in Securities and Use of Proceeds:

        (a) and (b)  Not applicable.

        (c) On February 9, 2000, the Company sold 100 shares of its common stock to the Bank at a price of $10.00 per share, for a total purchase price of $1,000. The shares were sold in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, and no underwriter was used. These 100 shares will be cancelled upon completion of the Conversion.

        (d) The Company's Form S-1 (File No. 333-93047) was declared effective by the SEC on February 11, 2000. The offering commenced on February 24, 2000, and the offering closed (subject to final regulatory approval) on March 15, 2000. Not all of the registered shares were sold in the offering. Keefe, Bruyette & Woods, Inc. was the underwriter. A total of 2,715,713 shares of common stock were registered solely for the account of the Company, at an aggregate offering price of $27,157,130. Orders for a total of 1,190,000 shares at an aggregate offering price of $11.9 million have been confirmed, and the Conversion has not yet been completed.

Item 3 -Defaults Upon Senior Securities:

        There are no matters required to be reported under this item.

Item 4 -Submission of Matters to a Vote of Security Holders:

        There are no matters required to be reported under this item.

Item 5 -Other Information:

        There are no matters required to be reported under this item.

Item 6 -Exhibits and Reports on Form 8-K:

        (a)     The following exhibits are filed herewith:

                EXHIBIT NO.                DESCRIPTION
                -----------                -----------
                   27.1               Financial Data Schedule


        (b)     Reports on Form 8-K:
                No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

                                 SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PEOPLES COMMUNITY BANCORP, INC.



Date: March 27, 2000            By:  /s/ Jerry D. Williams
                                     _________________________________
                                     Jerry D. Williams
                                     President and Chief Executive Officer