Form 10QSB
period 2000-03-31
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2000-05-15
CIK 1100983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                                ---------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:               333-93047
                         ----------------------------

                         PEOPLES COMMUNITY BANCORP, INC.
----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     31-1686242
-------------------------------                -----------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                     11 South Broadway, Lebanon, Ohio 45036
----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 932-3876
----------------------------------------------------------------------------
                           (Issuer's telephone number)

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 15, 2000 - 1,977,760 common shares, $.01 par value

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [X]


                               Page 1 of 14 pages

                         Peoples Community Bancorp, Inc.

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                     3

          Consolidated Statements of Operations                              4

          Consolidated Statements of Comprehensive Income                    5

          Consolidated Statements of Cash Flows                              6

          Notes to Consolidated Financial Statements                         8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                        10

PART II - OTHER INFORMATION                                                 13

SIGNATURES                                                                  14

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                        March 31,         September 30,
         ASSETS                                                                              2000                  1999
                                                                                                             (Restated)
Cash and due from banks                                                                  $  1,931              $    171
Federal funds sold                                                                          1,200                   700
Interest-bearing deposits in other financial institutions                                   7,702                 4,312
                                                                                          -------               -------
        Cash and cash equivalents                                                          10,833                 5,183

Investment securities designated as available for sale - at market                          8,468                 3,650
Mortgage-backed securities designated as available for sale -
  at market                                                                                80,304                 1,191
Loans receivable - net                                                                    166,963                94,551
Office premises and equipment - at depreciated cost                                         2,371                 1,062
Federal Home Loan Bank stock - at cost                                                      4,438                 1,021
Accrued interest receivable on loans                                                          747                   413
Accrued interest receivable on mortgage-backed securities                                     404                    20
Accrued interest receivable on investments and
  interest-bearing deposits                                                                   111                    22
Prepaid expenses and other assets                                                             473                   206
Goodwill, net of accumulated amortization                                                   4,939                    -
Deferred federal income taxes                                                               1,187                     7
                                                                                          -------               -------

         Total assets                                                                    $281,238              $107,326
                                                                                          =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $151,381              $ 91,018
Advances from the Federal Home Loan Bank                                                   87,753                    -
Accrued interest payable                                                                      269                     2
Other liabilities                                                                          10,529                   937
Accrued federal income taxes                                                                  868                   692
                                                                                          -------               -------
         Total liabilities                                                                250,800                92,649

Stockholders' equity
  Common stock - 10,000,000 shares of $.01 par value authorized;
    1,977,760 shares issued                                                                   198                    -
  Additional paid-in capital                                                               18,597                    -
  Retained earnings - restricted                                                           11,576                13,426
  Shares acquired by Employee Stock Ownership Plan                                           (952)                   -
  Accumulated comprehensive income, unrealized gains on securities
   designated as available for sale,  net of related tax effects                            1,019                 1,251
                                                                                          -------               -------
         Total stockholders' equity                                                        30,438                14,677
                                                                                          -------               -------

         Total liabilities and stockholders' equity                                      $281,238              $107,326
                                                                                          =======               =======

                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except share data)


                                                                          Six months ended            Three months ended
                                                                              March 31,                    March 31,
                                                                         2000         1999            2000         1999
                                                                                (Restated)                   (Restated)
Interest income
  Loans                                                                $3,949       $3,630          $2,042       $1,812
  Mortgage-backed securities                                              254           47             235           24
  Investment securities                                                    85          113              44           56
  Interest-bearing deposits and other                                     144          200              65           95
                                                                        -----        -----           -----        -----
         Total interest income                                          4,432        3,990           2,386        1,987

Interest expense
  Deposits                                                              2,293        2,335           1,164        1,152
  Borrowings                                                              264           39             251           12
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,557        2,374           1,415        1,164
                                                                        -----        -----           -----        -----

         Net interest income                                            1,875        1,616             971          823

Provision for losses on loans                                              66           20              33           10
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          1,809        1,596             938          813

Other operating income                                                     13            7               3            4

General, administrative and other expense
  Employee compensation and benefits                                      716          614             369          313
  Occupancy and equipment                                                  61           48              29           29
  Federal deposit insurance premiums                                        8            8               4            4
  Franchise taxes                                                          66           65              32           34
  Data processing                                                          58           56              29           28
  Other operating                                                         121          155              53           66
  Merger-related expenses                                               1,010           -            1,010           -
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                2,040          946           1,526          474
                                                                        -----        -----           -----        -----

         Earnings (loss) before income taxes (credits)                   (218)         657            (585)         343

Federal income taxes (credits)
  Current                                                                 269          223             145          115
  Deferred                                                               (302)         (23)           (298)          (7)
                                                                        -----        -----           -----        -----
         Total federal income taxes (credits)                             (33)         200            (153)         108
                                                                        -----        -----           -----        -----

         NET EARNINGS (LOSS)                                           $ (185)      $  457          $ (432)      $  235
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE                                               N/A          N/A             N/A          N/A
                                                                          ===          ===             ===          ===


                         Peoples Community Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                 (In thousands)


                                                                      For the six months           For the three months
                                                                        ended March 31,               ended March 31,
                                                                     2000           1999            2000           1999
                                                                              (Restated)                     (Restated)

Net earnings (loss)                                                $ (185)        $  457          $ (432)        $  235

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of tax effects of $(120), $97, $(57)
    and $98 for the respective periods                               (232)           189            (110)           190
                                                                    -----          -----           -----          -----

Comprehensive income (loss)                                        $ (417)        $  646          $ (542)        $  425
                                                                    =====          =====           =====          =====

Accumulated comprehensive income                                   $1,019         $1,438          $1,019         $1,438
                                                                    =====          =====           =====          =====

                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows provided by (used in) operating activities:
  Net (loss) earnings for the period                                                          $  (185)           $   457
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (102)               (96)
    Depreciation and amortization                                                                  26                 26
    Provision for losses on loans                                                                  66                 20
    Federal Home Loan Bank stock dividends                                                        (37)               (35)
    Increase (decrease) in cash, net of acquisition of Harvest Home
    Financial Corporation, due to changes in:
      Accrued interest receivable on loans                                                        (51)               (40)
      Accrued interest receivable on mortgage-backed securities                                  (168)                (2)
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                          (34)                20
      Prepaid expenses and other assets                                                            21                 15
      Accrued interest payable                                                                     24                 18
      Other liabilities                                                                         7,458                249
      Federal income taxes
        Current                                                                                  (584)               186
        Deferred                                                                                 (302)               201
                                                                                               ------             ------
         Net cash provided by operating activities                                              6,132              1,019

Cash flows provided by (used in) investing activities:
  Maturity of investment securities                                                                -                 500
  Purchase of Federal Home Loan Bank stock                                                     (1,150)                -
  Purchase of mortgage-backed securities                                                      (38,807)                -
  Principal repayments on mortgage-backed securities                                            3,291                168
  Principal repayments on loans                                                                11,661             12,791
  Loan disbursements                                                                          (22,202)           (14,374)
  Purchase of office equipment                                                                   (198)                -
  Acquisition of Harvest Home Financial Corporation common
    stock - net                                                                                (4,285)                -
                                                                                               ------             ------
         Net cash used in investing activities                                                (51,690)              (915)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                  (2,895)             4,121
  Proceeds from Federal Home Loan Bank advances                                                43,803                 -
  Repayment of Federal Home Loan Bank advances                                                     -              (4,000)
  Proceeds from stock issuance - net                                                           10,300                 -
                                                                                               ------             ------
         Net cash provided by financing activities                                             51,208                121
                                                                                               ------             ------

Net increase in cash and cash equivalents                                                       5,650                225

Cash and cash equivalents at beginning of period                                                5,183              7,748
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $10,833            $ 7,973
                                                                                               ======             ======

                         Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the six months ended March 31,
                                 (In thousands)


                                                                                                 2000              1999
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Federal income taxes                                                                     $    125            $  225
                                                                                              =======             =====

    Interest on deposits and borrowings                                                      $  2,533            $2,370
                                                                                              =======             =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                     $   (232)           $  189
                                                                                              =======             =====

  Liabilities assumed and consideration paid in acquisition of
    Harvest Home Financial Corporation                                                       $122,965            $   -

    Less:  fair value of assets received                                                      118,026                -
                                                                                              -------             -----

    Amount assigned to goodwill                                                              $  4,939            $   -
                                                                                              =======             =====


                         Peoples Community Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three month periods ended March 31, 2000 and 1999


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Peoples Community Bancorp, Inc. (the "Company") and Peoples Community Bank (the "Bank"). All significant intercompany items have been eliminated.

3.  Business Combinations

On March 29, 2000, the People's Building, Loan and Savings Company ("Peoples") and The Oakley Improved Building and Loan Company ("Oakley"), (collectively "the Companies"), jointly executed an Agreement and Plan of Merger (the "Merger") wherein Oakley merged with and into Peoples. The Merger was accounted for under the pooling-of-interests method of accounting, whereby prior year amounts are restated to include the accounts of Oakley. In connection therewith, the Companies adopted an overall Plan of Conversion (the "Conversion") whereby a new holding company, Peoples Community Bancorp, Inc. (the "Company") was formed, and converted from mutual to stock form.

Pursuant to the Plan of Conversion, the Company issued 1,190,000 common shares to its depositors and members of the community. The costs of issuing the common stock were deducted from the sale proceeds of the offering.

Immediately following the Merger and Conversion, the Company acquired the Harvest Home Financial Corporation ("Harvest Home") for consideration of $7.9 million in cash and 787,760 shares of common stock. Under the terms of the Agreement, each share of Harvest Home's common stock was exchanged for a combination of $9.00 per share in cash plus new common shares of the Company with a value of $9.00. The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts are not restated.

                         Peoples Community Bancorp, Inc.

        For the six and three month periods ended March 31, 2000 and 1999


4.  Earnings (Loss) Per Share

Earnings (loss) per share is not applicable for any of the periods presented as the Company was not a stock entity until March 29, 2000.

5.  Effects of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

                         Peoples Community Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1999 to March 31, 2000

At March 31, 2000, the Company's total assets amounted to $281.2 million, as compared to $107.3 million at September 30, 1999. The increase of $173.9 million, or 162.1%, was primarily due to an increase of $72.4 million in loans receivable and an increase of $79.1 million in mortgage-backed securities. The increase in loans receivable was comprised of a $62.3 million increase from the Harvest Home acquisition and a $10.1 million net increase in originations. The increase in mortgage-backed securities was comprised of a $44.6 million increase from the Harvest Home acquisition and a $34.5 million net increase in purchases as the Company began to implement a capital leveraging plan. Such increases were funded primarily by Federal Home Loan Bank advances and to a lesser extent by the proceeds of the Conversion.

Cash and cash equivalents increased by $5.6 million, or 109.0%, from $5.2 million to $10.8 million during the six months ended March 31, 2000. During this period, investment securities increased $4.8 million, or 132.0%, while goodwill of $4.9 million was recognized from the Harvest Home acquisition. These increases were all primarily attributable to the Harvest Home acquisition. The $3.4 million, or 334.7%, increase in Federal Home Loan Bank stock was primarily attributable to the Harvest Home acquisition and to a lesser extent, purchase requirements by the Federal Home Loan Bank to secure advances.

Deposits increased by $60.4 million, or 66.3%, which was primarily due to the Harvest Home acquisition, partially offset by withdrawals from deposit accounts to fund stock purchases in the conversion.

Advances from the Federal Home Loan Bank totaled $87.8 million, at March 31, 2000, comprised of $44.0 million recorded in the Harvest Home acquisition and $43.8 million in new borrowings used to fund securities purchases and loan originations.

Other liabilities increased by $9.6 million, or 1,023.7%, primarily due to payments in transit associated with the Conversion and Merger.

Stockholders' equity increased by $15.8 million, or 107.4%, to $30.4 million reflecting the successful completion of the Conversion on March 29, 2000.


Comparison of Operating Results for the Three and Six Month Periods Ended March 31, 2000

General

The Company experienced net losses of $432,000 and $185,000 for the three and six months ended March 31, 2000, respectively. Such losses primarily reflect the effect of the recognition of one time charges totaling $1.0 million related to the merger. Excluding these charges, the Company's net earnings would have been $281,000 and $523,000 for the three and six months ended March 31, 2000.

                         Peoples Community Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Three and Six Month Periods Ended March 31, 2000 (continued)

Net Interest Income

Net interest income for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, increased $148,000, or 18.0%, from $823,000 to $971,000. A $399,000 increase in interest income was partially offset by a $251,000 increase in interest expense.

Net interest income for the six months ended March 31, 2000, compared to the same period in 1999, increased $259,000, or 16.0%, from $1.6 million to $1.9 million. A $442,000 increase in interest income was partially offset by a $183,000 increase in interest expense.

For both the three and six month periods in 2000, the average balance of interest earning assets increased substantially as compared to the 1999 periods, reflecting the utilization of Federal Home Loan Bank advances to fund various categories of earning assets, in particular mortgage-backed securities. The average balance of interest earning assets also increased, though to a lesser degree, as a result of the merger and conversion which was consummated on March 29, 2000. An increase in yields on interest-earning assets was partially offset by an increase in the rates paid on interest-bearing liabilities, due to the increase in the general level of market interest rates.

Interest on loans and mortgage-backed securities increased when comparing both the three and six month periods in 2000 versus the same periods in 1999 which were partially offset by decreases in interest income from investment securities and interest bearing deposits.

Interest expense on deposits was relatively stable for both the six month and three month periods of 2000 versus 1999 as rising interest rates were offset by lower average balances. Interest expense on borrowings increased primarily due to an increase in average balances.

Provision for Losses on Loans

It is the Bank's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $66,000 and $33,000 for the six months ended March 31, 2000 and 1999, respectively, and $20,000 and $10,000 for the three months ended March 31, 2000 and 1999, respectively. There can be no assurance that the allowance for losses on loans of the Bank will be adequate to cover losses on nonperforming loans in the future.

The provision for loan losses increased $23,000 and $46,000 for the three and six months ended March 31, 2000, as compared to the same periods in 1999. These increases are due to increased loan originations, as well as increased delinquencies.

                         Peoples Community Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three and Six Month Periods Ended March 31, 2000 and 1999 (continued)

General, Administrative and Other Expense

General, administrative and other expenses increased $1.1 million for the three and six months ended March 31, 2000, as compared to the same periods in 1999, primarily due to one time merger related charges of $1.0 million, and to a lesser extent, increases of $56,000 and $102,000 in employee compensation and benefits during the three and six months ended March 31, 2000, as compared to the same periods in 1999.

Federal Income Taxes

The Company experienced tax benefits totaling $153,000 and $33,000 for the three and six months ended March 31, 2000, respectively, as compared to provisions of $108,000 and $200,000 for the same periods in 1999. The tax benefits reflect the losses incurred in the 2000 periods due to the recognition of the nonrecurring merger related expenses.

                         Peoples Community Bancorp, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:           None.

         Exhibit 27: Financial Data Schedule for the six month period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 15, 2000                          By: /s/Jerry D. Williams
       -----------------------                        --------------------
                                                        Jerry D. Williams
                                                        President



Date:       May 15, 2000                          By: /s/Thomas J. Noe
       -----------------------                        ----------------
                                                        Thomas J. Noe
                                                        Chief Financial Officer