Form 10QSB
period 2000-06-30
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2000-08-14
CIK 1100983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                                ---------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:                     333-93047
                         ---------------------------------------

                         PEOPLES COMMUNITY BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                        31-1686242
-------------------------------                        -----------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

                     11 South Broadway, Lebanon, Ohio 45036
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 932-3876
------------------------------------------------------------------------------
                           (Issuer's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,977,760 common shares outstanding as of August 11, 2000

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]


                               Page 1 of 14 pages

                         Peoples Community Bancorp, Inc.

                                      INDEX

                                                                        Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                  3

          Consolidated Statements of Earnings                             4

          Consolidated Statements of Comprehensive Income                 5

          Consolidated Statements of Cash Flows                           6

          Notes to Consolidated Financial Statements                      8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     10

PART II - OTHER INFORMATION                                              13

SIGNATURES                                                               14

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                         June 30,         September 30,
         ASSETS                                                                              2000                  1999
                                                                                                             (Restated)
Cash and due from banks                                                                  $  2,162              $    171
Federal funds sold                                                                             -                    700
Interest-bearing deposits in other financial institutions                                   3,874                 4,312
                                                                                          -------               -------
         Cash and cash equivalents                                                          6,036                 5,183

Investment securities designated as available for sale - at market                          7,887                 3,650
Mortgage-backed securities designated as available for sale -
  at market                                                                                98,149                 1,191
Loans receivable - net                                                                    180,458                94,551
Office premises and equipment - at depreciated cost                                         2,917                 1,062
Federal Home Loan Bank stock - at cost                                                      6,504                 1,021
Accrued interest receivable on loans                                                          813                   413
Accrued interest receivable on mortgage-backed securities                                     530                    20
Accrued interest receivable on investments and
  interest-bearing deposits                                                                   142                    22
Prepaid expenses and other assets                                                             810                   206
Goodwill, net of accumulated amortization                                                   4,816                    -
Deferred federal income taxes                                                                 751                     7
                                                                                          -------               -------

         Total assets                                                                    $309,813              $107,326
                                                                                          =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $147,110              $ 91,018
Advances from the Federal Home Loan Bank                                                  128,150                    -
Accrued interest payable                                                                      735                     2
Other liabilities                                                                           1,622                   937
Accrued federal income taxes                                                                1,147                   692
                                                                                          -------               -------
         Total liabilities                                                                278,764                92,649

Stockholders' equity
  Common stock - 10,000,000 shares of $.01 par value authorized;
    1,977,760 shares issued                                                                   198                    -
  Additional paid-in capital                                                               18,578                    -
  Retained earnings - restricted                                                           12,015                13,426
  Shares acquired by Employee Stock Ownership Plan                                           (952)                   -
  Accumulated comprehensive income, unrealized gains on securities
   designated as available for sale,  net of related tax effects                            1,210                 1,251
                                                                                          -------               -------
         Total stockholders' equity                                                        31,049                14,677
                                                                                          -------               -------

         Total liabilities and stockholders' equity                                      $309,813              $107,326
                                                                                          =======               =======

                         Peoples Community Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Nine months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         2000         1999            2000         1999
                                                                                (Restated)                   (Restated)
Interest income
  Loans                                                                $7,285       $5,418          $3,336       $1,788
  Mortgage-backed securities                                            1,931           69           1,677           22
  Investment securities                                                   271          170             186           57
  Interest-bearing deposits and other                                     238          260              94           60
                                                                        -----        -----           -----        -----
         Total interest income                                          9,725        5,917           5,293        1,927

Interest expense
  Deposits                                                              4,055        3,441           1,762        1,106
  Borrowings                                                            1,985           39           1,721           -
                                                                        -----        -----           -----        -----
         Total interest expense                                         6,040        3,480           3,483        1,106
                                                                        -----        -----           -----        -----

         Net interest income                                            3,685        2,437           1,810          821

Provision for losses on loans                                             111           35              45           15
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          3,574        2,402           1,765          806

Other operating income                                                    120           39             107           32

General, administrative and other expense
  Employee compensation and benefits                                    1,387          920             671          306
  Occupancy and equipment                                                 144           77              83           29
  Federal deposit insurance premiums                                       16           12               8            4
  Franchise taxes                                                         139           98              73           33
  Data processing                                                         116           85              58           29
  Other operating                                                         259          206             138           51
  Goodwill amortization                                                   123           -              123           -
  Merger-related expenses                                               1,010           -               -            -
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                3,194        1,398           1,154          452
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     500        1,043             718          386

Federal income taxes
  Current                                                                              555             354          286
131
  Deferred                                                               (309)         (24)             (7)          (1)
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       246          330             279          130
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  254       $  713          $  439       $  256
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                          N/A          N/A            $.23          N/A
                                                                          ===          ===             ===          ===

           Diluted                                                        N/A          N/A            $.23          N/A
                                                                          ===          ===             ===          ===


                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the nine months           For the three months
                                                                         ended June 30,                ended June 30,
                                                                     2000           1999            2000           1999
                                                                              (Restated)                     (Restated)
Net earnings                                                       $  254         $  713          $  439         $  256

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of tax effects of $(21), $1, $98 and
    $(96) for the respective periods                                  (28)             2             204           (187)

  Reclassification adjustment for realized gains included
    in earnings, net of tax of $6 for the respective periods          (13)            -              (13)            -
                                                                    -----          -----           -----          -----

Comprehensive income                                               $  213         $  715          $  630         $   69
                                                                    =====          =====           =====          =====

Accumulated comprehensive income                                   $1,210         $1,406          $1,210         $1,406
                                                                    =====          =====           =====          =====


                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)

                                                                                                 2000              1999
                                                                                                             (Restated)
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $   254           $   713
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (204)             (144)
    Depreciation and amortization                                                                 175                39
    Provision for losses on loans                                                                 111                35
    Federal Home Loan Bank stock dividends                                                       (114)              (53)
    Gain on sale of mortgage-backed securities                                                    (19)               -
    Increase (decrease) in cash, net of acquisition of Harvest Home
    Financial Corporation, due to changes in:
      Accrued interest receivable on loans                                                       (117)              (60)
      Accrued interest receivable on mortgage-backed securities                                  (294)               (2)
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                          (31)               30
      Prepaid expenses and other assets                                                          (316)               45
      Accrued interest payable                                                                    490                27
      Other liabilities                                                                        (2,056)              374
      Federal income taxes
        Current                                                                                  (305)              279
        Deferred                                                                                  134               301
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                   (2,292)            1,584

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                  -                500
  Purchase of mortgage-backed securities                                                      (58,583)               -
  Principal repayments on mortgage-backed securities                                            4,001               282
  Proceeds from sale of mortgage-backed securities                                              2,201                -
  Principal repayments on loans                                                                20,083            18,733
  Loan disbursements                                                                          (43,683)          (25,795)
  Purchase of office equipment                                                                   (784)               -
  Purchase of Federal Home Loan Bank stock                                                     (3,139)               -
  Acquisition of Harvest Home Financial Corporation common
    stock - net                                                                                (4,285)               -
                                                                                               ------            ------
         Net cash used in investing activities                                                (84,189)           (6,280)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                  (7,166)            3,157
  Proceeds from Federal Home Loan Bank advances                                                84,200                -
  Proceeds from stock issuance - net                                                           10,300                -
                                                                                               ------            ------
         Net cash provided by financing activities                                             87,334             3,157
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                              853            (1,539)

Cash and cash equivalents at beginning of period                                                5,183             7,748
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 6,036           $ 6,209
                                                                                               ======            ======

                         Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                                 2000              1999
                                                                                                              (Restated)
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                                     $    250            $  375
                                                                                              =======             =====

    Interest on deposits and borrowings                                                      $  5,307            $3,555
                                                                                              =======             =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                     $    (41)           $    2
                                                                                              =======             =====

  Liabilities assumed and consideration paid in acquisition of
    Harvest Home Financial Corporation                                                       $122,965            $   -

    Less:  fair value of assets received                                                      118,026                -
                                                                                              -------             -----

    Amount assigned to goodwill                                                              $  4,939            $   -
                                                                                              =======             =====


                         Peoples Community Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the nine and three month periods ended June 30, 2000 and 1999


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Peoples Community Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Peoples Community Bank (the "Bank"). All significant intercompany items have been eliminated.

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

                         Peoples Community Bancorp, Inc.

        For the nine and three month periods ended June 30, 2000 and 1999


4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 95,200 unallocated ESOP shares, totaled 1,882,560 for the three month period ended June 30, 2000.

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable for the nine month periods ended June 30, 2000 and 1999, and the three month period ended June 30, 1999, as the Company was not a stock entity until March 29, 2000.

The Company has no dilutive or potentially dilutive securities.

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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

                         Peoples Community Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial  Condition  Changes from  September 30, 1999 to June 30,
2000

At June 30, 2000, the Company's total assets amounted to $309.8 million, as compared to $107.3 million at September 30, 1999. The increase of $202.5 million, or 188.7%, was primarily due to an increase of $85.9 million in loans receivable and an increase of $97.0 million in mortgage-backed securities. The increase in loans receivable was comprised of a $62.3 million increase from the Harvest Home acquisition and a $23.6 million net increase from new loan originations. The increase in mortgage-backed securities was comprised of a $44.6 million increase from the Harvest Home acquisition and a $52.4 million net increase in purchases as the Company began to implement a capital leveraging plan. Such increases were funded primarily by Federal Home Loan Bank advances and, to a lesser extent, by the proceeds of the Conversion.

Cash and cash equivalents increased by $853,000, or 16.5%, to $6.0 million at June 30, 2000. During the nine months ended June 30, 2000, investment securities increased $4.2 million, or 116.1%, while goodwill of $4.9 million was recognized from the Harvest Home acquisition. These increases were all primarily attributable to the Harvest Home acquisition. The $5.5 million, or 537%, increase in Federal Home Loan Bank stock was primarily attributable to purchase requirements by the Federal Home Loan Bank to secure advances and, to a lesser extent, the Harvest Home acquisition.

The Company's allowance for loan losses amounted to $721,000 at June 30, 2000, compared to $415,000 at September 30, 1999. Nonperforming loans totaled $1.3 million and $1.0 million at June 30, 2000 and September 30, 1999, respectively, representing .72% and 1.1% of the total loan portfolio at those respective dates. Although management believes that the allowance for loan losses is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect People's results of operations.

Deposits increased by $56.1 million, or 61.6%, which was primarily due to the Harvest Home acquisition, partially offset by withdrawals from deposit accounts to fund stock purchases in the Conversion.

Advances from the Federal Home Loan Bank totaled $128.2 million, at June 30, 2000, comprised of $44.0 million recorded in the Harvest Home acquisition and $84.2 million in new borrowings used to fund securities purchases and loan originations.

Stockholders' equity increased by $16.4 million, or 111.5%, to $31.0 million at June 30, 2000, reflecting the successful completion of the Conversion on March 29, 2000.


Comparison of Operating Results for the Three and Nine Month Periods Ended June 30, 2000 and 1999

General

The inclusion of the accounts of Harvest Home, which the Company acquired in March 2000 in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expenses during the nine months ended June 30, 2000, compared to the nine months ended June 30, 1999. The statements of earnings for the nine and three month periods ended June 30, 1999, were not restated for the acquisition.

                         Peoples Community Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Three and Nine Month Periods Ended June 30, 2000 and 1999 (continued)

General (continued)

The Company recorded net earnings of $439,000 and $254,000 for the three and nine months ended June 30, 2000, respectively. Net earnings for the nine month period ended June 30, 2000, reflect the effect of the recognition of one time charges totaling $1.0 million related to the Merger. Excluding these charges, the Company's net earnings would have been $920,000 for the nine months ended June 30, 2000.

Net Interest Income

Net interest income for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, increased $989,000, or 120.5%, from $821,000 to $1.8 million. A $4.4 million increase in interest income was partially offset by a $3.4 million increase in interest expense.

Net interest income for the nine months ended June 30, 2000, compared to the same period in 1999, increased $1.2 million, or 51.2%, from $2.4 million to $3.7 million. A $3.8 million increase in interest income was partially offset by a $2.6 million increase in interest expense.

For both the three and nine month periods in 2000, the average balance of interest earning assets increased substantially as compared to the 1999 periods, reflecting the utilization of Federal Home Loan Bank advances to fund increases in various categories of earning assets, in particular mortgage-backed securities. The average balance of interest earning assets also increased as a result of the Merger and Conversion which was consummated on March 29, 2000. An increase in yields on interest-earning assets was partially offset by an increase in the rates paid on interest-bearing liabilities, due to the increase in the general level of market interest rates.

Interest income on loans, mortgage-backed securities and investment securities increased when comparing both the three and nine month periods in 2000 versus the same periods in 1999, while interest income from interest bearing deposits remained relatively stable.

Excluding the effects of the Harvest Home acquisition, interest expense on deposits was relatively stable for both the nine month and three month periods of 2000 versus 1999 as rising interest rates were offset by lower average balances. Interest expense on borrowings increased due to an increase in the average balance of Federal Home Loan Bank advances outstanding year to year.

                         Peoples Community Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three and Nine Month Periods Ended June 30, 2000 and 1999 (continued)

Provision for Losses on Loans

It is the Bank's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $111,000 and $35,000 for the nine months ended June 30, 2000 and 1999, respectively, and $45,000 and $15,000 for the three months ended June 30, 2000 and 1999, respectively. There can be no assurance that the allowance for losses on loans of the Bank will be adequate to cover losses on nonperforming loans in the future.

The provision for loan losses recorded in the three and nine month periods ended June 30, 2000, were due primarily to increased loan originations, as well as increased delinquencies.

General, Administrative and Other Expense

General, administrative and other expenses increased by $702,000 and $1.8 million for the three and nine months ended June 30, 2000, as compared to the same periods in 1999. The increase for the three month period ended June 30, 2000, was primarily due to $123,000 of goodwill amortization and $365,000 of increased employee compensation and benefits. The increase for the nine month period ended June 30, 2000, was primarily due to one time merger related charges of $1.0 million combined with $123,000 of goodwill amortization and $467,000 of increased employee compensation and benefits.

Federal Income Taxes

The Company recorded tax provisions totaling $279,000 and $246,000 for the three and nine months ended June 30, 2000, respectively, as compared to provisions of $130,000 and $330,000 for the same periods in 1999. The effective tax rates amounted to 38.9% and 49.2% for the three and nine month periods ended June 30, 2000, respectively, and 33.7% and 31.6% for the three and nine month periods ended June 30, 1999, respectively. The increase in the effective tax rates in the 2000 periods was due primarily to the effects of nondeductible goodwill amortization and merger-related expenses.

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

         None

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         eports on Form 8-K:          None.

         xhibits:
          27.1 Financial Data Schedule for the nine month period ended June 30, 2000.

          27.2 Restated Financial Data Schedule for the nine month period ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       August 14, 2000                    By: /s/Jerry D. Williams
       --------------------------                  ----------------------
                                                     Jerry D. Williams
                                                     President



Date:       August 14, 2000                    By: /s/Thomas J. Noe
       --------------------------                  ----------------------
                                                     Thomas J. Noe
                                                     Chief Financial Officer