Form 10KSB
period 2000-09-30
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2000-12-29
CIK 1100983

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----    OF 1934


                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                         Commission File No.: 000-29949
                                              ---------

                         PEOPLES COMMUNITY BANCORP, INC
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                   31-1686242
---------------------------------------         ----------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)

    11 SOUTH BROADWAY, LEBANON, OHIO                        45036
-----------------------------------------       ----------------------------
       (Address of Principal                             (Zip Code)
         Executive Offices)

                                 (513) 932-3876
         ---------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                 NOT APPLICABLE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
              ----------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                             -----     ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  -----

Issuer's revenues for its most recent fiscal year: $15.5 million.

As of December 15, 2000, the aggregate value of the 1,882,533 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 95,200 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $28.5 million. This figure is based on the closing sales price of $15.13 per share of the Registrant's Common Stock on December 15, 2000. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 15, 2000:  1,977,733
Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2000 are incorporated into Part II, Items 5 through 8 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of the registrants fiscal year end are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Peoples Community Bancorp, Inc. ("Peoples") was organized in December 1999 at the direction of the Board of Directors of Peoples Community Bank, formerly, The People's Building, Loan and Savings Company (the "Bank") for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from an Ohio-chartered mutual savings and loan association to a federally-chartered stock savings bank (the "Conversion"). (Unless the context otherwise requires, reference to Peoples includes the Bank and its other subsidiaries). Peoples is a unitary savings and loan holding company whose assets consist primarily of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the issuance of Peoples shares to the public (the "Offering") retained by Peoples and Peoples' loan to the employee stock ownership plan (the "ESOP"). Peoples has no significant liabilities. The management of Peoples and the Bank are substantially identical and Peoples neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Bank is a federally-chartered stock savings bank that was originally organized in 1889. The Bank conducts its business from six offices in Hamilton, Warren and Clinton Counties in Ohio. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities. The Bank's primary lending emphasis has been, and continues to be, loans secured by first liens on single-family (one- to-four units) residential properties located in Hamilton, Warren and Clinton Counties in Ohio. The Bank also originates construction and land development loans, multi-family residential real estate loans, commercial real estate loans, home equity loans and other loans. At September 30, 2000, Peoples had $320.5 million in total assets, $151.4 million in deposits and $31.7 million of stockholders' equity.

         Immediately prior to the Conversion, The Oakley Improved Building and Loan Company, an Ohio-chartered mutual savings and loan association ("Oakley"), merged with and into the Bank (the "Oakley merger"). No consideration was exchanged in the Oakley merger. The Oakley merger was accounted for on a pooling of interests basis whereby prior year amounts are restated to include the assets and liabilities of Oakley. Simultaneously with the Conversion, Harvest Home Financial Corporation, an Ohio corporation with its principal place of business in Ohio ("Harvest Home Financial"), merged with and into Peoples (the "Harvest Home merger"). In connection with the Harvest Home merger, each outstanding share of Harvest Home Financial common stock, no par value per share, was converted into the right to receive 0.9 of a share of Peoples Community Common Stock and $9.00 in cash. The Harvest Home merger was accounted for using the purchase method of accounting and as such, prior period amounts are not restated. The Conversion, the Oakley merger and the Harvest Home merger were interdependent transactions.

         On September 19, 2000, Peoples entered into an Agreement and Plan of Reorganization with Market Financial Corp. Market Financial Corp. is an Ohio-chartered bank holding company for Market Bank. Market Bank is an Ohio-chartered savings and loan association. The Agreement and Plan of Reorganization provides for the merger of Market Financial Corp. with and into Peoples and Market Bank with and into the Bank. Under the terms of the agreement, Peoples will pay $13.00 in either cash or Peoples common stock for each of the 1,259,439 outstanding shares of common stock of Market Financial. The merger is currently expected to be completed in the first quarter of 2001. At September 30, 2000, Market Financial had $56.1 million in total assets, $40.3 million in deposits and $14.8 million in stockholders' equity.

         The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision, which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (the "FDIC"), administrator of the Savings Association Insurance Fund. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board (the "FRB") and is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, which is one of the 12 regional banks comprising the FHLB System.

PEOPLES LENDING ACTIVITIES

         GENERAL. At September 30, 2000, the net loan portfolio of Peoples totaled $196.5 million, representing approximately 61.3% of total assets at that date. The principal lending activity of Peoples is the origination of one- to four-family (which are also known as single-family) residential loans. At September 30, 2000, conventional first mortgage, one- to four-family residential loans amounted to $153.6 million, or 78.1% of the net loan portfolio. To a lesser extent, Peoples originates commercial real estate and land loans and multi-family residential mortgage loans and residential construction loans. At September 30, 2000, commercial real estate and land loans totaled $20.4 million, or 10.4% of the net loan portfolio, multi-family residential mortgage loans amounted to $9.0 million, or 4.6% of the net loan portfolio and construction loans amounted to $27.1 million, or 13.8% of the net loan portfolio.

         The types of loans that Peoples may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus. However, loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2000, Peoples' regulatory limit on loans-to-one borrower was $4.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $3.1 million, $2.5 million, $2.4 million, $2.1 million and $1.8 million. All of Peoples' five largest loans or groups of loans were performing in accordance with their terms at September 30, 2000. See "Asset Quality - Classified Assets."

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Peoples' loans at the dates indicated.


                                                                           SEPTEMBER 30,
                                          --------------------------------------------------------------------------------
                                                   2000                      1999                        1998
                                          ------------------------ -------------------------- ----------------------------
                                                       PERCENT OF                PERCENT OF                  PERCENT OF
                                            AMOUNT       TOTAL        AMOUNT        TOTAL       AMOUNT         TOTAL
                                           ----------  --------      ---------   ---------      ---------     ------
                                                                      (Dollars in Thousands)
Mortgage loans:
  Single-family residential.......          $153,627     78.1%       $87,574        92.6%       $80,191        88.6%
  Multi-family residential........             8,999      4.6          1,588         1.7          1,611         1.8
  Commercial real estate and land.            20,440     10.4          5,935         6.3          6,143         6.8
  Construction loans..............            27,056     13.8          3,473         3.7          5,217         5.8
                                           ----------  --------      ---------   ---------      ---------     ------
     Total mortgage loans.........           210,122    106.9         98,570       104.3         93,162       103.0
Other loans.......................             1,307      0.7            133         0.1            141         0.2
                                           ----------  --------      ---------   ---------      ---------     ------
     Total loans receivable.......           211,429    107.6         98,703       104.4         93,303       103.2
Less:
  Undisbursed portion of loans in            (13,546)    (6.9)        (3,337)       (3.6)        (2,214)       (2.5)
   process........................
  Allowance for loan losses.......              (762)    (0.4)          (415)       (0.4)          (235)       (0.3)
  Deferred loan fees..............              (636)    (0.3)          (400)       (0.4)          (406)       (0.4)
                                           ----------  --------      ---------   ---------      ---------     ------

Loans receivable, net.............          $196,485    100.0%       $94,551       100.0%       $90,448       100.0%
                                           ==========  ========      =========   =========      =========     ======


         ORIGINATION OF LOANS. The lending activities of Peoples are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers. Written loan applications are taken by loan officers. The loan officers also supervise the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by the Board of Directors of Peoples.

         Under the real estate lending policy of Peoples, a title opinion must be obtained for each real estate loan. Peoples also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development. Peoples does not require borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums.

         Peoples' loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. The Board of Directors has granted authority to approve loans as follows: loans up to $500,000 must be approved by two senior executive officers; loans between $500,000 and $1.0 million must be approved by the executive committee; and loans greater than $1.0 million must be approved by the Board of Directors.

         ACTIVITY IN LOANS. The following table shows the activity in Peoples' loans during the periods indicated.

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                 ----------------------------------------------------------
                                                                        2000                1999               1998
                                                                 ------------------- ------------------- ------------------
                                                                                      (In Thousands)
Total loans held at beginning of period..................             $ 98,703             $93,303             $91,846
Originations of loans:
  Mortgage loans:
     Single-family residential (1).......................               58,271              28,236              21,552
     Multi-family residential............................                6,362                 484                 900
     Commercial real estate and land.....................               17,255               2,514               1,914
  Other loans............................................                2,044                  50                  55
                                                                 ------------------- ------------------- ------------------
        Total originations (2)...........................               83,932              31,284              24,421
Increase due to Harvest Home Financial Corp. acquisition.               62,334               -                   -
                                                                 ------------------- ------------------- ------------------
        Total increases..................................              146,266              31,284              24,421
Loans sold...............................................                    -                   -                   -
Transfers to real estate owned...........................                (110)                   -                   -
Charge-offs..............................................                  (4)                   -                (15)
Other....................................................                  563                 121               (268)
Repayments...............................................             (33,989)            (26,005)            (22,681)
                                                                 ------------------- ------------------- ------------------
Net activity in loans....................................              112,726               5,400               1,457
                                                                 ------------------- ------------------- ------------------
Gross loans held at end of period........................             $211,429             $98,703             $93,303
                                                                 =================== =================== ==================

-----------------------
(1)    Includes construction loan originations made during the fiscal year.
(2) Undisbursed portions of loans in process totaled $13.6 million, $3.3 million and $2.2 million at September 30, 2000, 1999 and 1998, respectively.

         Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples generally confines its lending activity to its primary market area of Warren, Clinton and Hamilton Counties, Ohio. Subject to its loans-to-one borrower limitation, Peoples is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Peoples may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Peoples may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At September 30, 2000, Peoples was well within each of the above lending limits.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary real estate lending activity of Peoples is the origination of loans secured by first mortgage liens on one- to four-family residences. At September 30, 2000, $153.6 million or 72.7% of the total loan portfolio of Peoples, before net items, consisted of conventional first mortgage, one- to four-family residential loans compared to $87.6 million or 88.7% at September 30, 1999.

         The loan-to-value ratio, maturity and other provisions of the loans made by Peoples generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Peoples. Peoples' lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include "due-on-sale" clauses.

         The residential mortgage loans originated by Peoples consist of fixed rate and adjustable rate loans. Presently, the single-family fixed rate residential mortgage loans originated by Peoples have terms of up to 30 years. Previously, these loans contained a three-year demand provision which permitted Peoples to accelerate the due date of a mortgage loan at any time at or after three years from the date of origination (although Peoples has never utilized this provision). In addition, Peoples originates adjustable rate mortgage loans on which the interest rate adjusts every one or three years based upon the one-year or three-year rate on T-bills plus a specified margin. At September 30, 2000, $150.6 million, or 98.1% of our single-family residential loans were adjustable rate (including those fixed rate loans with a three year call provision), and $3.0 million, or 1.9% were fixed-rate. The single-family residential mortgage loans presently being originated by Peoples generally conform to Fannie Mae and Freddie Mac requirements.

         COMMERCIAL REAL ESTATE AND LAND LOANS. Peoples' commercial real estate and land loan portfolio primarily consists of loans secured by professional offices and churches located within Peoples' primary market area. Commercial real estate and land loans amounted to $20.4 million, or 9.7% of the total loan portfolio at September 30, 2000, with an average loan balance of approximately $151,000. This compares to $5.9 million, or 6.0% at September 30, 1999, with an average loan balance of approximately $60,000.

         The commercial real estate loans of Peoples typically have a loan-to-value ratio of 75% or less and generally have higher interest rates than single-family residential mortgage loans. The maximum term of Peoples' commercial real estate loans is 25 years. Otherwise, the commercial real estate loans of Peoples have terms which are substantially similar to its single-family residential mortgage loans, including the three-year demand provision. The land loans of Peoples also have a loan-to-value ratio of 75% or less and are amortized over a five-year period or over a 15-year period with a balloon payment of the remaining principal amount due at five years from the date of origination. Land loans generally are secured by single-family residential lots or undeveloped land being held for residential development. Peoples expects to increase the amount of commercial real estate loans that Peoples originates because they generally have higher yields and shorter terms to maturity than single-family residential mortgage loans. In addition, Peoples believes that it can be a niche lender to small and medium sized businesses in its market area.

         Commercial real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. Peoples generally attempts to mitigate the risks associated with its commercial real estate lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

         Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions.

         MULTI-FAMILY RESIDENTIAL LOANS. Peoples also has a relatively small amount of multi-family (over four units) residential loans. The multi-family residential mortgage loans of Peoples are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios are limited to 80%. At September 30, 2000, Peoples had $9.0 million in multi-family residential mortgage loans which amounted to 4.3% of Peoples' total portfolio compared to $1.6 million, or 1.6% at September 30, 1999.

         CONSTRUCTION LOANS. At September 30, 2000, Peoples had approximately $27.1 million in construction loans compared to $3.5 million at September 30, 1999. The increase in construction loans during fiscal 2000, was due primarily to increased originations of construction loans to builders and individuals and to a lesser extent to the acquisition of Harvest Home. The construction loans of Peoples are comprised largely of loans made to builders on a pre-sold basis, as well as to borrowers to construct their homes. Generally, the construction loan and the permanent mortgage loan are originated at one closing as a construction/permanent loan. Peoples' construction loans to builders are generally with terms not to exceed twelve months. Interest-only payments are required during the construction period, which is typically six to twelve months. Peoples also originates a limited amount of construction loans to local developers to build homes on a speculative or unsold basis. Peoples generally limits the number of unsold homes under construction to its builders. This number is dependent on the reputation of the builder, the present exposure of the builder, the location of the property and the financial strength of the builder.

         Peoples also originates loans for the construction of commercial real estate such as small office buildings and warehouses. These loans are typically originated as construction/permanent loans with interest only payments during the construction period and converting to a permanent loan at the end of the construction period. The loan to value ratio is generally limited to 75% on these loans.

         Prior to making a commitment to fund a construction loan, Peoples requires an appraisal of the property. Peoples' also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion.

         Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. Peoples generally attempts to mitigate the risks associated with construction lending by, among other things, lending in its market area, using conservative underwriting guidelines, and monitoring the construction process.

         OTHER LOANS. Peoples' other loans consist of loans secured by deposit accounts and home equity line of credit loans. At September 30, 2000, other loans amounted to $1.3 million, or 0.6% of Peoples' total loan portfolio.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, Peoples receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 2000, Peoples had $636,000 of deferred loan fees compared to $400,000 of deferred loan fees at September 30, 1999.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of Peoples loans at September 30, 2000 as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.


                                                                   PRINCIPAL REPAYMENTS CONTRACTUALLY DUE
                                                                       IN YEAR(S) ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------------------
                                          TOTAL AT
                                          SEPTEMBER                                          2004-     2006-     2012-     THERE-
                                          30, 2000        2001        2002       2003        2005      2011      2017      AFTER
                                         ------------------------------------------------------------------------------------------
                                                                               (In Thousands)
Mortgage loans:
  Single-family residential......         $153,627       $ 3,458     $ 3,738    $ 4,041    $ 9,091    $37,554   $58,908   $36,837
  Multi-family residential.......            8,999           369         399        431        970      4,008     2,822      -
  Commercial real estate and land           20,440           611         718        776      1,747      7,215     8,735       638
  Construction loans.............           27,056         5,807       6,295      6,805      8,149       -          -        -
Other loans......................            1,307         1,030         208         69        -         -          -        -
                                        -----------     ---------    --------   --------   -------    -------   --------- ----------

     Total (1)                            $211,429       $11,275     $11,358    $12,122    $19,957    $48,777   $70,465   $37,475
                                        ===========     =========    ========   ========   =======    =======   ========= ==========



(1) Of the $200.2 million of loan principal payments contractually due after September 30, 2001, $95.9 million have fixed rates of interest (including those with a call provision after three years) and $104.3 million have adjustable rates of interest.

         Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted-average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

ASSET QUALITY

         GENERAL. Peoples mails delinquent notices to borrowers when a borrower fails to make a required payment within 15 days of the date due. Additional notices begin when a loan becomes 30 days past due. If a loan becomes 60 days past due, Peoples refers it to an attorney to commence foreclosure. In most cases, deficiencies are cured promptly. While Peoples generally prefers to work with borrowers to resolve such problems, Peoples will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

         Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, Peoples generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest.

         Real estate acquired by Peoples as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Peoples had $110,000 in real estate owned at September 30, 2000, and none at September 30, 1999 or 1998.

         DELINQUENT LOANS. The following table sets forth information concerning delinquent mortgage loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples' loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                            AT SEPTEMBER 30,
                                            ----------------------------------------------------------------------------------
                                                       2000                        1999                       1998
                                            ----------------------------------------------------------------------------------
                                                    60-89 DAYS                  60-89 DAYS                 60-89 DAYS
                                                    DELINQUENT                  DELINQUENT                 DELINQUENT
                                            ----------------------------------------------------------------------------------
                                                           PERCENT OF                  PERCENT OF                 PERCENT OF
                                                              LOAN                        LOAN                       LOAN
                                               AMOUNT       CATEGORY       AMOUNT       CATEGORY      AMOUNT       CATEGORY
                                               ------      ----------      ------       --------      ------       --------
                                                                         (Dollars in Thousands)
Mortgage loans:
     Single-family................             $1,486         1.06%        $1,112        1.32%        $1,044         1.22%
     Multi-family.................                124         1.38%             -         -  %             -          -  %
     Commercial real estate and land             -             -  %           111         .54%           126         2.05%
                                              -------                      ------                     ------
     Total........................             $1,610          .81%        $1,223        1.28%        $1,170         1.28%
                                              =======                      ======                     ======


         NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans, loans more than 90 days past due and still accruing interest and other real estate owned.

                                                                                     AT SEPTEMBER 30,
                                                                     -----------------------------------------------
                                                                          2000            1999             1998
                                                                          ----            ----             ----
                                                                                  (Dollars in Thousands)
Loans past due 90 days or more and still accruing:
  Single-family residential............................                  $ -              $  223            $147
  Commercial real estate and land......................                    -                 166             -
                                                                     -----------        ----------       ----------
     Total.............................................                    -                 389             147
Non-accrual loans:
  Single-family residential............................                    1,062             690             557
  Multi-family residential.............................                      194           -                 -
  Commercial real estate and land......................                    -               -                 -
  Construction loans...................................                    -               -                 -
  Other loans..........................................                    -               -                 -
                                                                     -----------        ----------       ----------
     Total non-accruing loans..........................                    1,256             690             557
                                                                     -----------        ----------       ----------
  Total non-performing loans...........................                    1,256           1,079             704
Other real estate owned, net...........................                      110           -                 -
                                                                     -----------        ----------       ----------
  Total non-performing assets..........................                   $1,366          $1,079            $704
                                                                     ===========        ==========       ==========
Non-performing assets to total assets..................                     0.43%           1.01%           0.66%
Non-performing loans to total loans....................                     0.65%           1.09%           0.75%


         If the $1.3 million of non-accruing and nonperforming loans of Peoples had been current in accordance with their terms during fiscal 2000, the gross income on such loans would have been approximately $47,000. A total of approximately $29,000 of interest income was actually recorded by Peoples on such loans in the fiscal year ended September 30, 2000.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Peoples' total classified assets at September 30, 2000 (excluding loss assets specifically reserved for) amounted to $3.0 million, of which $1.7 million and $1.3 million were classified as substandard and special mention, respectively. The largest classified asset at September 30, 2000 consisted of a $194,000 residential loan. The remaining $2.8 million of classified assets at September 30, 2000 consisted of approximately $2.7 million of residential real estate loans and $160,000 of commercial real estate and lot loans.

         ALLOWANCE FOR LOAN LOSSES. At September 30, 2000, Peoples' allowance for loan losses amounted to $762,000 or .36% of the total loan portfolio. The loan portfolio of Peoples consists primarily of residential mortgage loans. Due to the predominance of residential mortgage loans, Peoples does not allocate its respective allowance for loan losses to particular types of loans. The allocation of the loan loss reserve based on portfolio percentages at September 30, 2000 was as follows:


                                                                                  BALANCE             PERCENT
                                                                              ---------------     -------------
  Residential real estate..............................................             $688,000           90.3%
  Non-residential real estate..........................................               74,000            9.7
                                                                              ---------------     -------------
                                                                                    $762,000           100.0%
                                                                              ===============     =============

         The loan loss allowance is maintained by management at a level considered adequate to cover estimated losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Peoples increased its allowance for loan losses in fiscal 2000 by recording a $156,000 provision for losses on loans due to an increase in the volume of loans, as well as an increase in commercial real estate and land loans and construction loans which are generally considered to involve a higher degree of risk than residential lending. Such increase in the provision for losses on loans by Peoples in fiscal 2000 was also due to the $177,000 increase in total non-performing loans during the year. The allowance for loan losses was further increased by $195,000 as a result of the acquisition of Harvest Home Financial Corporation. Peoples intends to continue to increase its allowance for loan losses as its loan portfolio increases and the composition of the portfolio changes. While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net earnings.

         The following table sets forth the activity in Peoples' allowance for loan losses during the periods indicated.


                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                 2000             1999           1998
                                                                                 ----             ----           ----
                                                                                       (Dollars in Thousands)
Allowance at beginning of period...................................               $415              $240             $207
Increase due to Harvest Home Financial Corp. acquisition...........                195             -                -
Provisions.........................................................                156               175               48
  Charge-offs:
     Single-family residential.....................................                  4             -                   15
     Multi-family residential......................................              -                 -                -
     Commercial real estate and land...............................              -                 -                -
     Construction..................................................              -                 -                -
     Other loans...................................................              -                 -                -
                                                                             -----------      ------------     -----------
        Total charge-offs..........................................                  4             -                   15
Recoveries:
     Single-family residential.....................................              -                 -                -
     Multi-family residential......................................              -                 -                -
     Commercial real estate and land...............................              -                 -                -
     Construction..................................................              -                 -                -
     Other loans...................................................              -                 -                -
                                                                             -----------      ------------     -----------
       Total recoveries............................................              -                 -                -
Net loans charged-off to allowance for losses on loans.............                 (4)            -                  (15)
                                                                             -----------      ------------     -----------
Allowance at end of period.........................................               $762              $415             $240
                                                                             ===========      ============     ===========
Allowance for loans losses to total nonperforming loans at end of period         60.67%            38.46%           34.09%
Allowance for loan losses to total loans at end of period..........               0.36%             0.42%            0.26%


INVESTMENT SECURITIES

         Peoples has authority to invest in various types of securities, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. Each significant purchase of an investment security is approved by the Board of Directors.

         At September 30, 2000, Peoples' investment securities portfolio consisted of $94.1 million of mortgage-backed securities, $8.2 million of investment securities and $6.9 million in stock of the Federal Home Loan Bank.

         The following table sets forth information regarding the carrying and fair value of Peoples' securities at the dates indicated.

                                                                              SEPTEMBER 30,
                                                ---------------------------------------------------------------------------
                                                         2000                      1999                     1998
                                                ------------------------ ------------------------- ------------------------
                                                 AMORTIZED       FAIR      AMORTIZED       FAIR     AMORTIZED      FAIR
                                                   COST         VALUE        COST         VALUE       COST        VALUE
                                                -----------  ----------- ------------   ----------- ----------  ------------
                                                                              (In Thousands)
Available for sale:
  Mortgage-backed securities.................      $ 93,943     $ 94,050       $1,190      $1,185       $1,225      $1,220
  U.S. Government and agency obligations.....         6,169        6,166        1,301       1,300        1,796       1,805
  Federal Home Loan Mortgage Corp. stock....             48        2,045           48       1,950           48       1,940
                                                -----------  ----------- ------------   ----------- ----------  ------------
       Total.................................      $100,160     $102,261       $2,539      $4,435       $3,069      $4,965
                                                ===========  =========== ============   =========== ==========  ============
Held to maturity:
  Certificates of deposit....................      $  -         $  -           $  400      $  400       $  900      $  900
  Federal Home Loan Bank stock...............         6,852        6,852        1,021       1,021          949         949
                                                -----------  ----------- ------------   ----------- ----------  ------------
       Total.................................      $  6,852     $  6,852       $1,421      $1,421       $1,849      $1,849
                                                ===========  =========== ============   =========== ==========  ============

         The following table sets forth the activity in Peoples' aggregate securities portfolio during the periods indicated.

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------
                                                                       2000             1999             1998
                                                                       ----             ----             ----
                                                                                   (In Thousands)
Securities at beginning of period...........................         $  5,856           $6,814           $6,755
Purchases(1)................................................           66,591              566            1,068
Sales of available for sale securities......................           (2,122)           -                  (93)
Amortization of premiums and discounts......................             (552)           -                -
Repayments, prepayments and maturities......................          (14,305)          (1,527)          (1,445)
Securities acquired through acquisition - net...............           53,509            -                -
Increase in unrealized gains on available-for-sale securities             136                3              529
                                                                    ---------         ---------         --------
Securities at end of period(2)..............................         $109,113           $5,856           $6,814
                                                                    =========         =========         ========

-----------

(1) Includes increases in Federal Home Loan Bank stock from purchases and dividends.

(2) At September 30, 2000, $89.9 million or 82.4% of Peoples' securities portfolio consisted of adjustable rate securities, as compared to no adjustable rate securities at September 30, 1999 and 1998, respectively.

         Mortgage-backed securities represent a participation interest in a pool of one-to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

         Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

         The mortgage-backed securities of Peoples consist of Government National Mortgage Association ("Ginnie Mae"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on Ginnie Mae securities are guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.

         Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Peoples.

         The following table sets forth certain information regarding the maturities of Peoples' investment and mortgage-backed securities at September 30, 2000.


                                                                     CONTRACTUALLY MATURING
                              ------------------------------------------------------------------------------------------------------
                                            WEIGHTED                 WEIGHTED                 WEIGHTED                   WEIGHTED
                                UNDER 1      AVERAGE                  AVERAGE                  AVERAGE      OVER 10       AVERAGE
                                 YEAR         YIELD     1-5 YEARS      YIELD     6-10 YEARS     YIELD        YEARS         YIELD
                              ------------ ----------- ------------ ------------ ----------- ------------ ------------- ------------
                                                                     (Dollars in Thousands)
Mortgage-backed
   securities............        $   269      6.00%        $2,951      6.18%        $4,123      6.47%         $86,707      5.83%
U.S. Government and
   federal agency
   obligations...........          6,166      5.52          -            -           -           -              -           -
FHLMC stock..............          2,045      1.23          -            -           -           -              -           -
Federal Home Loan
   Bank stock............          6,852      1.71          -            -           -           -              -           -
                              ------------ ----------- ------------ ------------ ----------- ------------ ------------- ------------
                                 $15,332      3.27%        $2,951       6.18%       $4,123      6.47%         $86,707      5.83%
                              ============ =========== ============ ============ =========== ============ ============= ============

SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of Peoples' funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

         DEPOSITS. Deposits are attracted by Peoples principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. Peoples offers traditional passbook savings accounts, money market accounts, checking accounts and certificates of deposit.

         Peoples obtains deposits primarily from residents of southwestern Ohio. Peoples has not solicited deposits from outside Ohio or paid fees to brokers to solicit funds for deposit.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal and state regulations.

         The following table sets forth the activity in Peoples deposits during the periods indicated.


                                                                                YEAR ENDED SEPTEMBER 30,
                                                                      --------------------------------------------
                                                                          2000           1999            1998
                                                                          ----           ----            ----
                                                                                     (In Thousands)
Beginning balance.................................................        $ 91,018       $87,324        $85,435
Net increase (decrease) before interest credited..................          54,384         1,416           (464)
Interest credited.................................................           5,951         2,278          2,353
                                                                      ------------   -----------    -----------
Net increase in deposits..........................................          60,335         3,694          1,889
                                                                      ------------   -----------    -----------
Ending balance....................................................        $151,353       $91,018        $87,324
                                                                      ============   ===========    ===========

         The following table sets forth by various interest rate categories the certificates of deposit with Peoples at the dates indicated.

                                                                                    SEPTEMBER 30,
                                                                  --------------------------------------------------
                                                                       2000             1999             1998
                                                                       ----             ----             ----
                                                                                   (In Thousands)
0.00% to 2.99%...............................................         $  -             $   198           $ -
3.00% to 3.99%...............................................            -               -                 -
4.00% to 4.99%...............................................            4,300          20,958             2,973
5.00% to 6.99%...............................................           93,195          44,330            48,759
7.00% to 8.99%...............................................            9,561             768            10,703
                                                                  ---------------- ---------------- ----------------
     Total...................................................         $107,056         $66,254           $62,435
                                                                  ================ ================ ================


         The following table sets forth the amount and remaining maturities of Peoples certificates of deposit at September 30, 2000.



                                                            OVER SIX        OVER ONE       OVER TWO
                                                             MONTHS            YEAR         YEARS
                                            SIX MONTHS     THROUGH ONE     THROUGH TWO     THROUGH      OVER THREE
                                             AND LESS         YEAR            YEARS      THREE YEARS      YEARS
                                           -----------   ------------     -----------    ----------    ------------
                                                                        (In Thousands)
4.00% to 4.99%........................         $ 1,954        $ 1,379         $   619        $  320          $   28
5.00% to 6.99%........................          34,319         31,838          12,136         6,571           8,331
7.00% to 8.99%........................           -              1,752           7,420         -                 389
                                           -----------   ------------     -----------    ----------    ------------
    Total.............................         $36,273        $34,969         $20,175        $6,891          $8,748
                                           ===========   ============     ===========    ==========    ============

         As of September 30, 2000, the aggregate amount of outstanding time certificates of deposit at Peoples in amounts greater than or equal to $100,000, was approximately $27.1 million. The following table presents the maturity of these time certificates of deposit at such dates.


                                                                                SEPTEMBER 30, 2000
                                                                              ----------------------
                                                                                  (In Thousands)
3 months or less.....................................................                        $   224
Over 3 months through 6 months.......................................                          4,533
Over 6 months through 12 months......................................                          8,791
Over 12 months.......................................................                         13,584
                                                                                            --------
                                                                                             $27,132
                                                                                            ========

         The following table sets forth the dollar amount of deposits in various types of deposits offered by Peoples at the dates indicated.


                                                                          AT SEPTEMBER 30,
                                        --------------------------------------------------------------------------------------
                                                   2000                          1999                         1998
                                        ---------------------------- ----------------------------- ---------------------------
                                           AMOUNT       PERCENTAGE      AMOUNT       PERCENTAGE      AMOUNT      PERCENTAGE
                                        -------------- ------------- -------------- -------------- ------------ --------------
                                                                       (Dollars in Thousands)
Passbook and NOW accounts...........       $ 19,787      13.07%          $ 5,408        5.94%          $ 6,462       7.40%
Certificates of deposit.............        107,056      70.73            66,254       72.79            62,435      71.50
Money market accounts...............         24,510      16.20            19,356       21.27            18,427      21.10
                                        -------------- ------------- -------------- -------------- ------------ --------------
    Total...........................       $151,353     100.00%          $91,018      100.00%          $87,324     100.00%
                                        ============== ============= ============== ============== ============ ==============

         Peoples attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

         BORROWINGS. Peoples may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of the common stock Peoples owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. As of September 30, 2000, Peoples was permitted to borrow up to $137.0 million from the Federal Home Loan Bank of Cincinnati.

         The following table shows certain information regarding the borrowings of Peoples at or for the dates indicated:

                                                                                        AT OR FOR THE YEAR
                                                                                        ENDED SEPTEMBER 30,
                                                                                ------------------------------------
                                                                                      2000              1999
                                                                                ----------------- ------------------
                                                                                      (Dollars in Thousands)
Federal Home Loan Bank advances:
     Average balance outstanding...........................................          $ 61,321             $  710
     Maximum amount outstanding at any month-end during the period.........          $134,500             $4,000
     Balance outstanding at end of period..................................          $134,500             $  -
     Average interest rate during the period...............................              6.82%              5.49%
     Weighted average interest rate at end of period.......................              6.67%               N/A

SUBSIDIARIES

         At September 30, 2000, other than the Bank, Peoples did not have any subsidiaries.

TOTAL EMPLOYEES

         Peoples had 40 full-time employees and 7 part-time employees at September 30, 2000. None of these employees are represented by a collective bargaining agent, and Peoples believes that it enjoys good relations with its personnel.

COMPETITION

         Peoples faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, it faces significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. Peoples does not rely upon any individual group or entity for a material portion of its deposits. The ability of Peoples to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

         Peoples' competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. It competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.

                                   REGULATION

         The following is a summary of certain statutes and regulations affecting Peoples and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on Peoples, the Bank and the business of Peoples and the Bank.

GENERAL

         Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of Peoples and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Office of Thrift Supervision, the Federal Reserve Board, the FDIC, the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

         Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to Peoples and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank and the public, rather than shareholders of the Bank or Peoples.

         Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

PEOPLES COMMUNITY BANCORP

         HOLDING COMPANY ACQUISITIONS. Peoples is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act, and is subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

         HOLDING COMPANY ACTIVITIES. Peoples operates as a unitary savings and loan holding company. As a result of recently enacted legislation, the activities of a new unitary savings and loan holding company like Peoples and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

         - furnish or perform management services for a savings association subsidiary of a savings and loan holding company;

         - hold, manage or liquidate assets owned or acquired from a savings association subsidiary of a savings and loan holding company;

         - hold or manage properties used or occupied by a savings association subsidiary of a savings and loan holding company;

         - engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto; and

         - engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

         The activities financial holding companies may engage in include:

         - lending, exchanging, transferring or investing for others, or safeguarding money or securities;

         - insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

         - providing financial, investment or economic advisory services, including advising an investment company;

         - issuing or selling interests in pooled assets that a bank could hold directly;

         -        underwriting, dealing in or making a market in securities; and

         -        merchant banking activities.

         If the Office of Thrift Supervision determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Office of Thrift Supervision may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

         -        the payment of dividends by the savings institution;

         - transactions between the savings institution and its affiliates; and

         - any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

         Every savings institution subsidiary of a savings and loan holding company is required to give the Office of Thrift Supervision at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "Peoples Community Bank - Capital Distributions."

         RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and Office of Thrift Supervision regulations. Affiliates of a savings institution generally include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

         In general, a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates up to certain limits. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, a savings institution may not:

         - make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

         - purchase or invest in securities of an affiliate other than shares of a subsidiary;

         -        purchase a low-quality asset from an affiliate; or

         - engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

         With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

         FEDERAL SECURITIES LAWS. Peoples registered its common stock with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. Peoples is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act. Pursuant to Office of Thrift Supervision regulations and the Plan of Conversion, Peoples has agreed to maintain such registration for a minimum of three years following the conversion in March 2000.

PEOPLES COMMUNITY BANK

         GENERAL. The Bank is a federally chartered stock savings bank. The Office of Thrift Supervision is the chartering authority and primary federal regulator of the Bank. The Office of Thrift Supervision has extensive authority over the operations of federally chartered savings institutions. As part of this authority, federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The Bank also is subject to regulation and examination by the FDIC and to requirements established by the Federal Reserve Board. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Savings Association Insurance Fund.

         The Office of Thrift Supervision's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.

         INSURANCE OF ACCOUNTS. The deposits of the Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action. Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the deposit insurance of the Bank.

         REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         Current Office of Thrift Supervision capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

         In August 1993, the Office of Thrift Supervision adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with greater than "normal" interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution has greater than "normal" interest rate risk if it would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the market value of its assets. The rule also authorizes the Office of Thrift Supervision to waive or defer an institution's interest rate risk component on a case-by-case basis. Because of continuing delays by the Office of Thrift Supervision, the interest rate risk component has never been operative.

         Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of generally accepted accounting principles capital.

         At September 30, 2000, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.1%, 8.1% and 18.1%, respectively.

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         PROMPT CORRECTIVE ACTION. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

CAPITAL CATEGORY                                     TOTAL                   TIER 1                  TIER 1
----------------                               RISK-BASED CAPITAL      RISK-BASED CAPITAL       LEVERAGE CAPITAL
                                               ------------------      ------------------       ----------------
Well capitalized...........................  10% or more            6% or more               5% or more
Adequately capitalized.....................  8% or more             4% or more               4% or more
Undercapitalized...........................  Less than 8%           Less than 4%             Less than 4%
Significantly undercapitalized.............  Less than 6%           Less than 3%             Less than 3%

         In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

         At September 30, 2000, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

         SAFETY AND SOUNDNESS GUIDELINES. The Office of Thrift Supervision and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The Office of Thrift Supervision and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. The Bank is in compliance with the liquidity requirements.

         CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's retained net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings institutions have a responsibility under the Community Reinvestment Act of 1977 and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with fair lending laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies, and the Department of Justice.

         QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. A savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or by maintaining at least 65% of its portfolio assets in certain housing and consumer-related assets such as:

         - loans made to purchase, refinance, construct, improve or repair domestic residential housing;

         -        home equity loans;

         -        most mortgage-backed securities;

         -        stock issued by the Federal Home Loan Bank of Cincinnati; and

         -        direct or indirect obligations of the FDIC.

         A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with certain restrictions on its operations.

         At September 30, 2000, the qualified thrift investments of the Bank were approximately 78.2% of its portfolio assets.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.

         As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2000, the Bank had $6.9 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

         The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                                    TAXATION

FEDERAL TAXATION

         GENERAL. Peoples and the Bank are subject to the corporate tax provisions of the Internal Revenue Code, and the Bank is subject to certain additional provisions which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters relevant to the taxation of Peoples and the Bank and is not a comprehensive discussion of the tax rules applicable to Peoples and the Bank.

         FISCAL YEAR. Peoples and the Bank file federal income tax returns on the basis of a calendar year ending on December 31.

         BAD DEBT RESERVES. In 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1995, the Bank's post-1987 excess reserves amounted to approximately $1.1 million. The recapture will occur over a six-year period, which commenced January 1, 1998. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

         At September 30, 2000, the federal income tax reserves of the Bank included $2.6 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the recent conversion, the retained earnings of the Bank are substantially restricted.

         DISTRIBUTIONS. If Peoples were to distribute cash or property to its stockholders, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause Peoples to have additional taxable income. A distribution is from accumulated bad debt reserves if (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to its stock is a non-qualified distribution to the extent that, for federal income tax purposes,

         -        it is in redemption of its shares,

         -        it is pursuant to a liquidation of the institution, or

         - in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits.

         The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

         MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income") and is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Tax preference items include the following:

         -        depreciation, and

         -        75% of the excess (if any) of:

                  (1) alternative minimum taxable income determined without regard to this preference and prior to reduction by net operating losses, over

                  (2)      adjusted current earnings as defined in the Code.

         Peoples has not been subject to the alternative minimum tax or had any such amounts available as credits for carry over.

         CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 35%. Corporations which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends received. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

         OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Peoples.

         Peoples' federal income tax returns for the tax years ended 1999, 1998 and 1997 are open under the statute of limitations and are subject to review by the IRS. Peoples has not been audited by the IRS during the last five years.

STATE TAXATION

         OHIO TAXATION. People's is subject to the Ohio corporation franchise tax, which is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

         In computing Peoples' tax under the net worth method, 100% of the investment in the capital stock of the Bank after the conversion may be excluded, as reflected on the balance sheet, in computing taxable net worth as long as Peoples owns at least 25% of the issued and outstanding capital stock of the Bank. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, Peoples may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including Peoples, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

         The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the Bank's book net worth determined in accordance with generally accepted accounting principles. As a "financial institution", the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

         DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, Peoples is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of Peoples with an annual maximum of $150,000.

ITEM 2. PROPERTIES

         At September 30, 2000, Peoples conducted its business from its main office in Lebanon, Ohio and branch offices in Blanchester and Cheviot and three branch offices in Cincinnati. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Peoples at September 30, 2000.

                                                                             Net Book Value of
                                                                               Property and
                                                                Lease            Leasehold
                                             Owned or         Expiration      Improvements at       Deposits at
Location                                      Leased             Date       September 30, 2000   September 30, 2000
--------                                     --------         ----------    ------------------   ------------------
MAIN OFFICE:                                                                            (In Thousands)
11 South Broadway
    Lebanon, Ohio 45036..............          Owned             N/A              $1,246              $64,178
BRANCH OFFICES:
112 E. Main Street
    Blanchester, Ohio 45107..........         Leased            06/03                  7               8,234
3924 Isabella
    Cincinnati, Ohio 45209...........          Owned             N/A                  15               12,887
3621 Harrison Avenue
    Cheviot, Ohio 45211..............          Owned             N/A                 664               39,505
3663 Ebenezer Road
    Cincinnati, Ohio 45248...........          Owned             N/A                 282               10,647
7030 Hamilton Avenue
    Cincinnati, Ohio 45231...........          Owned             N/A                  81               15,902
Union Centre Boulevard
     West Chester, Ohio..............          Owned             N/A                 949                 -


ITEM 3. LEGAL PROCEEDINGS

         The Bank and Peoples are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required herein is incorporated by reference from page 3 of Peoples' 2000 Annual Report to Stockholders filed as Exhibit 13 hereto ("2000 Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required herein is incorporated by reference from pages 6 to 15 of the 2000 Annual Report.

ITEM 7. FINANCIAL STATEMENTS

         The information required herein is incorporated by reference from pages 17 to 46 of the 2000 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required herein is incorporated by reference from the Registrant's Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-KSB ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from the Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2000 Annual Report:

                  Independent Auditors' Report.

         Consolidated Statements of Financial Condition as of September 30, 2000 and 1999.

         Consolidated Statements of Earnings for the Years Ended September 30, 2000, 1999 and 1998.

         Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements.

The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

      NO.         EXHIBITS
      ---         --------
      3.1         Certificate of Incorporation of Peoples Community Bancorp, Inc.*
      3.2         Bylaws of Peoples Community Bancorp, Inc.*
        4         Stock Certificate of Peoples Community Bancorp, Inc.*

       13         Annual Report to Stockholders for the Year Ended September 30, 2000
       21         List of Subsidiaries
                  (See "Item I. Business - Subsidiaries" in this Form 10-KSB)
       27         Financial Data Schedule

-------------
         * Incorporated herein by reference from Peoples' Registration Statement on Form S-1 filed with the SEC on December 17, 1999.

         (b) Reports filed on Form 8-K.

         On September 20, 2000, Peoples filed a Current Report on Form 8-K under
Item 5 to announce that it had entered into an Agreement and Plan of Reorganization with Market Financial Corp. on September 19, 2000. No financial statements were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PEOPLES COMMUNITY BANCORP, INC.

                                By: /s/ Jerry D. Williams
                                   ---------------------------------------------
                                       Jerry D. Williams
                                       President, Chief Executive Officer
                                         and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jerry D. Williams                              December 28, 2000
-------------------------------
Jerry D. Williams
President, Chief Executive
  Officer and Director
(principal executive officer)



/s/ Thomas J. Noe                                  December 28, 2000
-------------------------------
Thomas J. Noe
Chief Financial Officer and Director
(principal financial and accounting officer)


                                                    December 28, 2000
-------------------------------
Paul E. Hasselbring
Chairman of the Board and
Director



/s/ John E. Rathkamp                                December 28, 2000
-------------------------------
John E. Rathkamp
Chief Lending Officer, Secretary and Director


                                                    December 28, 2000
-------------------------------
Richard S. Johnston
Director



/s/ Zane M. Brant                                   December 28, 2000
-------------------------------
Zane M. Brant
Director



/s/ John L. Buchanan                                December 28, 2000
-------------------------------
John L. Buchanan
Director



/s/ Donald L. Hawke                                 December 28, 2000
-------------------------------
Donald L. Hawke
Director



/s/ James R. Van DeGrift                            December 28, 2000
-------------------------------
James R. Van DeGrift
Director



/s/ Nicholas N. Nelson                              December 28, 2000
-------------------------------
Nicholas N. Nelson
Director