Form 10QSB
period 2000-12-31
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2001-02-14
CIK 1100983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 2000
                                ----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:             333-93047
                         ---------------------------------------

                         PEOPLES COMMUNITY BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                      31-1686242
--------------------------------              --------------------------------
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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,977,733 common shares outstanding as of February 12, 2001

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]


                               Page 1 of 15 pages

                         Peoples Community Bancorp, Inc.

                                      INDEX

                                                                          Page

PART I   -  FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                  3

             Consolidated Statements of Earnings                             4

             Consolidated Statements of Comprehensive Income                 5

             Consolidated Statements of Cash Flows                           6

             Notes to Consolidated Financial Statements                      8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                     10

PART II - OTHER INFORMATION                                                 14

SIGNATURES                                                                  15

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                     December 31,         September 30,
         ASSETS                                                                              2000                  2000
Cash and due from banks                                                                  $  1,577              $  2,379
Interest-bearing deposits in other financial institutions                                   2,242                 2,248
                                                                                          -------               -------
        Cash and cash equivalents                                                           3,819                 4,627

Investment securities designated as available for sale - at market                          8,539                 8,211
Mortgage-backed securities designated as available for sale -
  at market                                                                                74,719                94,050
Loans receivable - net                                                                    216,111               196,485
Office premises and equipment - at depreciated cost                                         4,057                 3,244
Real estate acquired through foreclosure                                                       -                    110
Federal Home Loan Bank stock - at cost                                                      6,981                 6,852
Accrued interest receivable on loans                                                          912                   851
Accrued interest receivable on mortgage-backed securities                                     451                   504
Accrued interest receivable on investments and
  interest-bearing deposits                                                                    62                    60
Prepaid expenses and other assets                                                             338                   439
Goodwill, net of accumulated amortization                                                   4,225                 4,692
Prepaid federal income taxes                                                                   -                    495
                                                                                          -------               -------

         Total assets                                                                    $320,214              $320,620
                                                                                          =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $147,905              $151,353
Advances from the Federal Home Loan Bank                                                  136,500               134,500
Advances by borrowers for taxes and insurance                                                 259                   137
Accrued interest payable                                                                       81                   558
Other liabilities                                                                           1,586                 1,615
Accrued federal income taxes                                                                   27                    -
Deferred federal income taxes                                                               1,122                   793
                                                                                          -------               -------
         Total liabilities                                                                287,480               288,956

Stockholders' equity
  Common stock - 10,000,000 shares of $.01 par value authorized;
    1,977,733 shares issued and outstanding                                                    20                    20
  Additional paid-in capital                                                               17,140                17,140
  Retained earnings - restricted                                                           14,359                13,974
  Shares acquired by stock benefit plan                                                      (809)                 (857)
  Accumulated comprehensive income, unrealized gains on securities
   designated as available for sale,  net of related tax effects                            2,024                 1,387
                                                                                          -------               -------
         Total stockholders' equity                                                        32,734                31,664
                                                                                          -------               -------

         Total liabilities and stockholders' equity                                      $320,214              $320,620
                                                                                          =======               =======

                         Peoples Community Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                                               2000                1999
                                                                                                             (Restated)
Interest income
  Loans                                                                                      $4,115              $1,907
  Mortgage-backed securities                                                                  1,427                  19
  Investment securities                                                                          87                  22
  Interest-bearing deposits and other                                                            58                  60
                                                                                              -----               -----
         Total interest income                                                                5,687               2,008

Interest expense
  Deposits                                                                                    1,888               1,129
  Borrowings                                                                                  2,135                  13
                                                                                              -----               -----
         Total interest expense                                                               4,023               1,142
                                                                                              -----               -----

         Net interest income                                                                  1,664                 866

Provision for losses on loans                                                                   150                  33
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                1,514                 833

Other income
  Gain on sale of securities                                                                    833                  -
  Other operating                                                                               246                  48
                                                                                              -----               -----
         Total other income                                                                   1,079                  48

General, administrative and other expense
  Employee compensation and benefits                                                            705                 347
  Occupancy and equipment                                                                       151                  31
  Federal deposit insurance premiums                                                              7                  11
  Franchise taxes                                                                                64                  38
  Data processing                                                                                70                  22
  Other operating                                                                               222                  65
  Goodwill amortization                                                                         124                  -
  Charge related to impairment of goodwill                                                      343                  -
                                                                                              -----               -----
         Total general, administrative and other expense                                      1,686                 514
                                                                                              -----               -----

         Earnings before income taxes                                                           907                 367

Federal income taxes
  Current                                                                                       518                  53
  Deferred                                                                                        4                  67
                                                                                              -----               -----
         Total federal income taxes                                                             522                 120
                                                                                              -----               -----

         NET EARNINGS                                                                        $  385              $  247
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.19                 N/A
                                                                                                ===                 ===

           Diluted                                                                             $.19                 N/A
                                                                                                ===                 ===

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                                                               2000                1999
                                                                                                             (Restated)
Net earnings                                                                                 $  385              $  247

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $611 and
    $(63) for the respective periods                                                          1,187                (122)

  Reclassification adjustment for realized gains included
    in earnings, net of tax of $283 in 2000                                                    (550)                 -
                                                                                              -----               -----

Comprehensive income                                                                         $1,022              $  125
                                                                                              =====               =====

Accumulated comprehensive income                                                             $2,024              $1,129
                                                                                              =====               =====


                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 2000              1999
                                                                                                             (Restated)
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $   385           $   247
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                                (37)              (35)
    Depreciation and amortization                                                                 515                18
    Provision for losses on loans                                                                 150                33
    Federal Home Loan Bank stock dividends                                                       (129)              (18)
    Gain on sale of mortgage-backed securities                                                   (833)               -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         61                58
      Accrued interest receivable on mortgage-backed securities                                   (53)               14
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                            2                (4)
      Prepaid expenses and other assets                                                           101            (1,014)
      Accrued interest payable                                                                   (477)                2
      Other liabilities                                                                           (29)             (140)
      Federal income taxes
        Current                                                                                   522                (7)
        Deferred                                                                                    4                67
                                                                                               ------             ------
         Net cash provided by (used in) operating activities                                      182              (779)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                  -                 581
  Principal repayments on mortgage-backed securities                                              698                 62
  Proceeds from sale of mortgage-backed securities                                             19,830                 -
  Principal repayments on loans                                                                 9,573              6,824
  Loan disbursements                                                                          (28,782)           (12,165)
  Purchase of office equipment                                                                   (861)                -
  Purchase of Federal Home Loan Bank stock                                                         -                 (72)
                                                                                               ------             ------
         Net cash provided by (used in) investing activities                                      458             (4,770)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                  (3,448)             3,861
  Proceeds from Federal Home Loan Bank advances                                                 2,000                700
                                                                                               ------             ------
         Net cash provided by (used in) financing activities                                   (1,448)             4,561
                                                                                               ------             ------

Net decrease in cash and cash equivalents                                                        (808)              (988)

Cash and cash equivalents at beginning of period                                                4,627              5,183
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $ 3,819            $ 4,195
                                                                                               ======             ======

                         Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 2000              1999
                                                                                                             (Restated)
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Federal income taxes                                                                       $   -             $   15
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $4,500            $1,140
                                                                                                =====             =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $  637            $ (122)
                                                                                                =====             =====

  Loans disbursed to facilitate sale of real estate acquired
    through foreclosure                                                                        $  412            $   -
                                                                                                =====             =====


                         Peoples Community Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 2000 and 1999


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-KSB for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Peoples Community Bank (the "Bank"). All significant intercompany items have been eliminated.

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

Immediately following the Merger and Conversion, the Company acquired the Harvest Home Financial Corporation ("Harvest Home") for consideration of $7.9 million in cash and 787,733 shares of common stock. Under the terms of the Agreement, each share of Harvest Home's common stock was exchanged for a combination of $9.00 per share in cash plus new common shares of the Company with a value of $9.00. The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts are not restated.

                         Peoples Community Bancorp, Inc.

          For the three month periods ended December 31, 2000 and 1999


4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 80,920 unallocated ESOP shares, totaled 1,922,013 for the three month period ended December 31, 2000.

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable for the three month period ended December 31, 1999, as the Company was not a stock entity until March 29, 2000.

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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective October 1, 2000, as required, without material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

                         Peoples Community Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

general

The Company's profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Cincinnati. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also depends, to a lesser extent, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

The Company's operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond management's control.

On September 19, 2000, the Company entered into an Agreement and Plan of Reorganization with Market Financial Corporation. The Agreement and Plan of Reorganization provides for the merger of Market Financial Corporation with and into the Company. Under the terms of the agreement, the Company will pay $13.00 in either cash or the Company's common stock for each of the 1,259,439 outstanding shares of common stock of Market Financial. The merger is subject to regulatory and stockholder approval and is currently expected to be completed in the first quarter of 2001.

Certain statements are made in this document as to what management expects may happen in the future. These statements usually contain the words "believe," "estimate," "project," "expect," "anticipate," "intend" or similar expressions. Because these statements look to the future, they are based on management's current expectations and beliefs. Actual results or events may differ materially from those reflected in the forward-looking statements. Management's current expectations and beliefs as to future events are subject to change at any time, and no assurances can be provided that the future events will actually occur.

Discussion of Financial Condition Changes From September 30, 2000 to December 31, 2000

At December 31, 2000, total assets amounted to $320.2 million compared to $320.6 million at September 30, 2000. The $19.3 million, or 20.6%, decrease in mortgage-backed securities designated as available for sale, to $74.7 million at December 31, 2000, was substantially offset by a $19.6 million, or 10.0%, increase in loans receivable to $216.1 million at December 31, 2000. The $19.8 million of proceeds from the sale of mortgage-backed securities during the quarter ended December 31, 2000 were used to partially fund the $28.8 million of loans with a higher average rate than the mortgage-backed securities sold. Total liabilities remained substantially unchanged at September 30, 2000 and December 31, 2000. Total stockholder's equity increased by $1.1 million, or 3.4%, to $32.7 million, or 10.2%, of total assets at December 31, 2000, compared to $31.7 million, or 9.9%, at September 30, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999

General

  The inclusion of the accounts of Harvest Home, which the Company acquired in March 2000 in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expenses during the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The statement of earnings for the three month period ended December 31, 1999 was not restated for the acquisition.

Net Earnings

Net earnings amounted to $385,000 for the three months ended December 31, 2000 compared to $247,000 for the same period in 1999. The $138,000, or 55.9%, increase was due primarily to an increase in net interest income and other income, partially offset by an increase in general, administrative and other expenses. These and other material fluctuations in the Company's income and expense are discussed below.

Net Interest Income

Net interest income amounted to $1.7 million for the three months ended December 31, 2000, compared to the $866,000 reported in the same period in 1999, a $798,000, or 92.1%, increase which was due primarily to a $3.7 million increase in interest income, partially offset by a $2.9 million increase in interest expense. For the three month period ended December 31, 2000, the average balance of interest earning assets increased substantially as compared to the 1999 period, reflecting the utilization of Federal Home Loan Bank advances to fund increases in various categories of earning assets, in particular mortgage-backed securities. The average balance of interest-earning assets also increased as a result of the acquisition of Harvest Home and the conversion to stock form, all of which were consummated on March 29, 2000. An increase in yields on interest-earning assets was partially offset by an increase in the rates paid on interest-bearing liabilities, due to the increase in the general level of market interest rates.

Interest income on loans totaled $4.1 million for the three months ended December 31, 2000, an increase of $2.2 million, or 115.8%, compared to the same period in 1999. This increase was due primarily to an increase in the average balance of loans outstanding as a result of the acquisition of Harvest Home and the increased origination of loans during the last nine months of calendar 2000. In addition, the average yield for the 2000 period was 7.98% compared to 7.89% for the 1999 period.

Interest income on mortgage-backed securities increased by $1.4 million for the three months ended December 31, 2000 compared to the same period in 1999, primarily due to an increase in the average balance of such assets as a result of the Company's leveraging strategy and the effects of the Harvest Home acquisition discussed above.

Interest expense on deposits increased by $759,000, or 67.2%, to $1.9 million for the 2000 period. The increase was primarily due to an increase in the average balance of deposits and, to a lesser extent, an increase in the average rate to 5.05% for the 2000 period compared to 4.92% for the 1999 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999 (continued)

Net Interest Income (continued)

Interest expense on borrowings increased by $2.1 million for the 2000 period, primarily due to an increase in the average balance of such liabilities as a result of the Company's leveraging strategy discussed above.

Provision for Losses on Loans

It is the Banks' policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). The allowance for loan losses totaled $912,000 and $762,000 at December 31, 2000 and 1999, respectively. Nonperforming and nonaccrual loans totaled $876,000 and $1.3 million at December 31, 2000 and September 30, 2000, respectively, and the allowance for loan losses represented 104.1% and 57.5% of nonperforming loans at those respective dates. After considering the above guidelines, management recorded a provision for losses on loans of $150,000 and $33,000 for the three months ended December 31, 2000 and 1999, respectively. The provision for losses on loans recorded in the three month period ended December 31, 2000 was due primarily to increased loan originations. There can be no assurance that the allowance for loan losses of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income increased by $1.0 million for the three month period ended December 31, 2000, as compared to the 1999 quarter, due to an $833,000 gain on sale of mortgage-backed securities and a $198,000 increase in other miscellaneous income. The $833,000 gain was recognized on the sale of $19.8 million of mortgage-backed securities during the three months ended December 31, 2000. No such sales occurred during the comparable period in 1999. The increase in other income was due primarily to increased fees on checking and transaction accounts not previously offered by Peoples.

General, Administrative and Other Expense

These expenses increased by $1.2 million, or 228.0%, to $1.7 million for the three months ended December 31, 2000, compared to $514,000 for the same period in 1999. This increase was primarily due to increases of $358,000, $120,000 and $124,000, respectively, in employee compensation and benefits, occupancy and equipment and goodwill amortization, respectively, due to or in connection with the acquisition of Harvest Home. During the current quarter, the Bank recognized an impairment loss of $343,000 related to the divestiture of $19.0 million in interest-bearing assets emanating from the Harvest Home acquisition. Other operating expenses increased $157,000 primarily as a result of increased account transaction costs and fees associated with operating ATM's not present in the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999 (continued)

Federal Income Taxes

The Company recorded tax provisions totaling $522,000 for the three months ended December 31, 2000, as compared to provisions of $120,000 for the same period in 1999. The effective tax rates amounted to 57.6% and 32.7% for the three month periods ended December 31, 2000 and 1999, respectively. The increase in the effective tax rate in the 2000 period was due primarily to the effects of nondeductible goodwill amortization.

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

         Exhibits:                               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       February 14, 2001                   By: /s/Jerry D. Williams
       --------------------------                   ----------------------
                                                      Jerry D. Williams
                                                      President



Date:       February 14, 2001                   By: /s/Thomas J. Noe
       --------------------------                   ----------------------
                                                      Thomas J. Noe
                                                      Chief Financial Officer