Form 10QSB
period 2001-03-31
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2001-05-15
CIK 1100983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2001
                                ----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:            000-29949
                         ---------------------------------------

                         PEOPLES COMMUNITY BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   31-1686242
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                6100 West Chester Road, West Chester, Ohio 45069
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 870-3530
------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,483,733 common shares outstanding as of May 11, 2001

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [X]


                               Page 1 of 17 pages

                         Peoples Community Bancorp, Inc.

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                    3

          Consolidated Statements of Operations                             4

          Consolidated Statements of Comprehensive Income                   5

          Consolidated Statements of Cash Flows                             6

          Notes to Consolidated Financial Statements                        8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                       10

PART II - OTHER INFORMATION                                                16

SIGNATURES                                                                 17

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                        March 31,         September 30,
         ASSETS                                                                              2001                  2000
Cash and due from banks                                                                  $  7,926              $  2,379
Interest-bearing deposits in other financial institutions                                   7,586                 2,248
                                                                                          -------               -------
         Cash and cash equivalents                                                         15,512                 4,627

Investment securities designated as available for sale - at market                          9,740                 8,211
Mortgage-backed securities designated as available for sale -
  at market                                                                                36,777                94,050
Loans receivable - net                                                                    299,652               196,485
Office premises and equipment - at depreciated cost                                         6,787                 3,244
Real estate acquired through foreclosure                                                       -                    110
Federal Home Loan Bank stock - at cost                                                      7,606                 6,852
Accrued interest receivable on loans                                                        1,253                   851
Accrued interest receivable on mortgage-backed securities                                     157                   504
Accrued interest receivable on investments and
  interest-bearing deposits                                                                   117                    60
Prepaid expenses and other assets                                                             442                   439
Goodwill, net of accumulated amortization                                                   4,111                 4,692
Prepaid federal income taxes                                                                  585                   495
                                                                                          -------               -------

         Total assets                                                                    $382,739              $320,620
                                                                                          =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $196,133              $151,353
Advances from the Federal Home Loan Bank                                                  135,000               134,500
Advances by borrowers for taxes and insurance                                                 258                   137
Accrued interest payable                                                                      151                   558
Other liabilities                                                                          10,482                 1,615
Deferred federal income taxes                                                               1,506                   793
                                                                                          -------               -------
         Total liabilities                                                                343,530               288,956

Stockholders' equity
  Common stock - 10,000,000 shares of $.01 par value authorized; 2,483,733 and
    1,977,733 shares issued at March 31, 2001 and
    September 30, 2000, respectively                                                           25                    20
  Additional paid-in capital                                                               23,139                17,140
  Retained earnings - restricted                                                           14,899                13,974
  Shares acquired by stock benefit plan                                                      (762)                 (857)
  Accumulated comprehensive income, unrealized gains on securities
   designated as available for sale,  net of related tax effects                            1,908                 1,387
                                                                                          -------               -------
         Total stockholders' equity                                                        39,209                31,664
                                                                                          -------               -------

         Total liabilities and stockholders' equity                                      $382,739              $320,620
                                                                                          =======               =======

                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except share data)


                                                                          Six months ended            Three months ended
                                                                              March 31,                    March 31,
                                                                         2001         2000            2001         2000
Interest income
  Loans                                                               $ 8,845       $3,949          $4,730       $2,042
  Mortgage-backed securities                                            2,240          254             942          235
  Investment securities                                                   135           85              48           44
  Interest-bearing deposits and other                                     341          144             154           65
                                                                       ------        -----           -----        -----
         Total interest income                                         11,561        4,432           5,874        2,386

Interest expense
  Deposits                                                              3,780        2,293           1,892        1,164
  Borrowings                                                            3,938          264           1,803          251
                                                                       ------        -----           -----        -----
         Total interest expense                                         7,718        2,557           3,695        1,415
                                                                       ------        -----           -----        -----

         Net interest income                                            3,843        1,875           2,179          971

Provision for losses on loans                                             300           66             150           33
                                                                       ------        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          3,543        1,809           2,029          938

Other income
  Gain on sale of mortgage-backed securities                            1,991           -            1,158           -
  Other operating                                                         220           13              35            3
                                                                       ------        -----           -----        -----
         Total other income                                             2,211           13           1,193            3

General, administrative and other expense
  Employee compensation and benefits                                    1,728          716           1,084          369
  Occupancy and equipment                                                 261           61             110           29
  Federal deposit insurance premiums                                       14            8               7            4
  Franchise taxes                                                         208           66             144           32
  Data processing                                                         160           58              90           29
  Other operating                                                         918          121             696           53
  Goodwill amortization                                                   581           -              114           -
  Merger-related expenses                                                  -         1,010              -         1,010
                                                                       ------        -----           -----        -----
         Total general, administrative and other expense                3,870        2,040           2,245        1,526
                                                                       ------        -----           -----        -----

         Earnings (loss) before income taxes (credits)                  1,884         (218)            977         (585)

Federal income taxes (credits)
  Current                                                                 983          269             465          145
  Deferred                                                                (24)        (302)            (28)        (298)
                                                                       ------        -----           -----        -----
         Total federal income taxes (credits)                             959          (33)            437         (153)
                                                                       ------        -----           -----        -----

         NET EARNINGS (LOSS)                                          $   925       $ (185)         $  540       $ (432)
                                                                       ======        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.48          N/A            $.28          N/A
                                                                          ===          ===             ===          ===

           Diluted                                                       $.48          N/A            $.28          N/A
                                                                          ===          ===             ===          ===

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                      For the six months           For the three months
                                                                        ended March 31,               ended March 31,
                                                                     2001           2000            2001           2000
Net earnings (loss)                                                $  925         $ (185)         $  540         $ (432)

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $945, $(120), $334
    and $(57) for the respective periods                            1,835           (232)            648           (110)

Reclassification adjustment for realized gains included
  in earnings, net of taxes of $677 and $394 for the
  respective periods                                               (1,314)            -             (764)            -
                                                                    -----          -----           -----          -----

Comprehensive income (loss)                                        $1,446         $ (417)         $  424         $ (542)
                                                                    =====          =====           =====          =====

Accumulated comprehensive income                                   $1,908         $1,019          $1,908         $1,019
                                                                    =====          =====           =====          =====

                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows provided by (used in) operating activities:
  Net earnings (loss) for the period                                                          $   925            $  (185)
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                                (84)              (102)
    Depreciation and amortization                                                                 543                 26
    Provision for losses on loans                                                                 300                 66
    Federal Home Loan Bank stock dividends                                                       (254)               (37)
    Gain on sale of mortgage-backed securities                                                 (1,991)                -
    Increase (decrease) in cash, net of acquisitions of Harvest Home
    Financial Corporation and Market Financial Corporation, due to changes in:
      Accrued interest receivable                                                                 185               (253)
      Prepaid expenses and other assets                                                            41                 21
      Accrued interest payable                                                                   (524)                24
      Other liabilities                                                                           708               (981)
      Federal income taxes
        Current                                                                                   707               (584)
        Deferred                                                                                  (24)              (302)
                                                                                               ------             ------
         Net cash provided by (used in) operating activities                                      532             (2,307)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               6,000                 -
  Proceeds from sale of investment securities                                                     200                 -
  Purchase of mortgage-backed securities                                                           -             (38,807)
  Proceeds from sale of mortgage-backed securities                                             51,061                 -
  Principal repayments on mortgage-backed securities                                           10,740              3,291
  Principal repayments on loans                                                                28,310             15,566
  Loan disbursements                                                                          (94,107)           (22,202)
  Purchase of office premises and equipment                                                    (2,262)              (198)
  Purchase of Federal Home Loan Bank stock                                                         -              (1,150)
  Acquisition of Market Financial Corporation common stock - net                               (1,010)                -
  Acquisition of Harvest Home Financial Corporation common
    stock - net                                                                                    -              (8,190)
                                                                                               ------             ------
         Net cash used in investing activities                                                 (1,068)           (51,690)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                   3,077             (2,895)
  Proceeds from Federal Home Loan Bank advances                                                56,500             43,803
  Repayment of Federal Home Loan Bank advances                                                (56,000)                -
  Accounts payable to shareholders of acquired institutions                                     7,844              8,439
  Proceeds from stock issuance - net                                                               -              10,300
                                                                                               ------             ------
         Net cash provided by financing activities                                             11,421             59,647
                                                                                               ------             ------

Net increase in cash and cash equivalents                                                      10,885              5,650

Cash and cash equivalents at beginning of period                                                4,627              5,183
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $15,512            $10,833
                                                                                               ======             ======

                         Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the six months ended March 31,
                                 (In thousands)


                                                                                                 2001              2000
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   719          $    125
                                                                                               ======           =======

    Interest on deposits and borrowings                                                       $ 8,125          $  2,533
                                                                                               ======           =======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                      $ 1,835          $   (232)
                                                                                               ======           =======

  Transfers from loans to real estate acquired through foreclosure                            $   302          $     -
                                                                                               ======           =======

  Loans disbursed to facilitate sale of real estate acquired
    through foreclosure                                                                       $   412          $     -
                                                                                               ======           =======

  Fair value of assets received in acquisition of:
    Harvest Home Financial Corporation                                                        $    -           $118,026
                                                                                               ======           =======

    Market Financial Corporation                                                              $56,672          $     -
                                                                                               ======           =======

                         Peoples Community Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three month periods ended March 31, 2001 and 2000


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-KSB for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Peoples Community Bank (the "Bank"). All significant intercompany items have been eliminated.

3.  Business Combinations

On March 29, 2000, the People's Building, Loan and Savings Company ("Peoples") and The Oakley Improved Building and Loan Company ("Oakley"), (collectively "the Companies"), jointly executed an Agreement and Plan of Merger (the "Merger") wherein Oakley merged with and into Peoples. The Merger was accounted for under the pooling-of-interests method of accounting, whereby prior year amounts were restated to include the accounts of Oakley. In connection therewith, the Companies adopted an overall Plan of Conversion (the "Conversion") whereby a new holding company, Peoples Community Bancorp, Inc. (the "Company") was formed, and converted from mutual to stock form.

Pursuant to the Plan of Conversion, the Company issued 1,190,000 common shares to its depositors and members of the community. The costs of issuing the common stock were deducted from the sale proceeds of the offering.

Immediately following the Merger and Conversion, the Company acquired the Harvest Home Financial Corporation ("Harvest Home") for consideration of $7.9 million in cash and 787,733 shares of common stock. Under the terms of the agreement, each share of Harvest Home's common stock was exchanged for a combination of $9.00 per share in cash plus new common shares of the Company with a value of $9.00. The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts were not restated.

On March 30, 2001, the Company acquired The Market Financial Corporation ("Market") for consideration of $7.8 million in cash and 506,000 shares of common stock. Under the terms of the agreement, each share of Market's common stock was exchanged for a combination of cash and shares of the Company totaling $13.00 per share. The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts were not restated.

                         Peoples Community Bancorp, Inc.

        For the six and three month periods ended March 31, 2001 and 2000


4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 80,920 unallocated ESOP shares, totaled 1,922,013 for each of the six and three month periods ended March 31, 2001.

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable for the three and six month periods ended March 31, 2000, as the Company was not a stock entity until March 29, 2000.

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

On March 30, 2001, the Company consummated an acquisition of Market Financial Corporation pursuant to an Agreement and Plan of Reorganization. Under the terms of the agreement, the Company paid $13.00 in either cash or the Company's common stock for each of the 1,259,439 outstanding shares of common stock of Market Financial.

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


Discussion of Financial Condition Changes from September 30, 2000 to March 31, 2001

At March 31, 2001, the Company's assets totaled $382.7 million, an increase of $62.1 million, or 19.4%, over the balance of total assets at September 30, 2000. The increase in assets resulted primarily from the acquisition of Market, which increased total assets by $56.7 million, total deposits by $41.7 million and total equity by $6.0 million at March 31, 2001. Additionally, the increase in assets was funded by growth in deposits of $3.1 million and an increase in stockholders' equity of $1.5 million.

Liquid assets (i.e. cash and interest-bearing deposits) increased by $10.9 million from September 30, 2000 levels, to a total of $15.5 million at March 31, 2001. This increase was due primarily to $11.0 million of liquid assets acquired in the Market transaction, which was partially offset by the redeployment of interest-bearing deposits to fund loan originations. Investment securities totaled $9.7 million at March 31, 2001, an increase of $1.5 million, or 18.6%, over September 30, 2000 levels.

Mortgage-backed securities totaled $36.8 million at March 31, 2001, a decrease of $57.3 million, or 60.9%, from the total at September 30, 2000. The decrease was due primarily to sales totaling $49.1 million and principal repayments of $10.7 million.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2000 to March 31, 2001 (continued)

Loans receivable increased by $103.2 million, or 52.5%, during the six-month period ended March 31, 2001, to a total of $299.7 million. The Company obtained $37.5 million in loans through the acquisition of Market, which consisted primarily of loans secured by one- to four-family residential real estate, while loan disbursements and purchases amounted to $94.1 million and were partially offset by principal repayments of $28.3 million. Loan originations during the six-month period ended March 31, 2001 were comprised primarily of $47.9 million of one- to four-family residential real estate loans, $25.4 million of multi-family real estate loans and $17.9 million of non-residential and land loans.

The allowance for loan losses totaled $1.5 million at March 31, 2001 compared to $762,000 at September 30, 2000. The acquisition of Market contributed $452,000 to the level of the allowance during the six month period ended March 31, 2001. The allowance for loan losses represented 101.5% and 59.8% of nonperforming loans as of March 31, 2001 and September 30, 2000, respectively. Nonperforming and nonaccrual loans totaled $1.5 million and $1.3 million at March 31, 2001 and September 30, 2000, respectively. Nonperforming loans at March 31, 2001 were comprised of $1.3 million of loans secured by one- to four-family residential real estate, $74,000 in loans secured by multi-family residential real estate and $85,000 in loans secured by commercial real estate. Management believes all nonperforming loans were adequately collateralized at March 31, 2001 and no losses are presently anticipated on such loans. Although management believes that its allowance for loan losses at March 31, 2001, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Deposits totaled $196.1 million at March 31, 2001, an increase of $44.8 million, or 29.6%, over September 30, 2000 levels. The increase in deposits was primarily attributable to the addition of $41.7 million in deposits in connection with the acquisition of Market, as well as management's efforts to maintain deposit growth through marketing strategies. Proceeds from deposit growth were generally used to fund new loan originations.

Advances from the FHLB totaled $135.0 million at March 31, 2001, an increase of $500,000, or .4%, compared to September 30, 2000 totals.

Shareholders' equity totaled $39.2 million at March 31, 2001, an increase of $7.5 million, or 23.8%, over September 30, 2000 levels. The increase resulted primarily from the issuance of $6.0 million of common stock in connection with the acquisition of Market, net earnings of $925,000, amortization of stock benefit plans totaling $95,000 and an increase in net unrealized gains on available for sale securities totaling $521,000 for the period.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2001, the Bank's regulatory capital was well in excess of the minimum capital requirements.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2001 and 2000

General

The inclusion of the accounts of Harvest Home, which the Company acquired in March 2000 in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the six and three month periods ended March 31, 2001, compared to the same periods in 2000. The statements of earnings for the six and three month periods ended March 31, 2000 were not restated for the acquisition.

Net earnings amounted to $925,000 for the six months ended March 31, 2001, compared to the $185,000 net loss reported for the same period in fiscal 2000. The increase in earnings resulted primarily from a $2.0 million increase in net interest income and a $2.2 million increase in other income, which were partially offset by a $1.8 million increase in general, administrative and other expense and a $992,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans increased by $4.9 million, or 124.0%, during the six-month period ended March 31, 2001, compared to the 2000 period, due primarily to a $125.0 million increase in the average portfolio balance outstanding and a 5 basis point increase in the weighted-average yield period to period. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $2.2 million, or 462.3%, due primarily to a 210 basis point increase in the weighted-average yield period to period, coupled with a $61.8 million increase in the average balance of the related assets. The average balance of interest-bearing assets has increased primarily as a result of the acquisition of Harvest Home and the conversion to stock form, which were consummated on March 29, 2000.

Interest expense on deposits increased by $1.5 million, or 64.8%, due primarily to an increase of approximately $59.9 million in the average balance of deposits outstanding, which was partially offset by a 2 basis point decrease in the weighted-average cost of deposits period to period. Interest expense on borrowings increased by $3.7 million for the six months ended March 31, 2001, due primarily to a $125.5 million increase in the average balance of borrowings outstanding and a 45 basis point increase in the average cost of borrowings. The average balance of interest-bearing liabilities has increased primarily as a result of the acquisition of Harvest Home which was consummated on March 29, 2000.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.0 million, or 105.0%, to a total of $3.8 million for the six months ended March 31, 2001. The interest rate spread decreased to approximately 2.00% for the six months ended March 31, 2001, from 2.11% for the comparable 2000 period, while the net interest margin decreased to approximately 2.32% for the six months ended March 31, 2001, compared to 2.97% for the comparable period in 2000.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2001 and 2000 (continued)

Provision for Losses on Loans (continued)

other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $300,000 and $66,000 for the six-month periods ended March 31, 2001 and 2000, respectively. The provision recorded during each six-month period was due primarily to growth in the loan portfolio. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $2.2 million for the six months ended March 31, 2001, compared to $13,000 for the same period in 2000. The increase was due primarily to a $2.0 million gain on the sale of mortgage-backed securities, coupled with a $207,000 increase in other operating income, due primarily to increased service fees on ATM and other account transactions during the period.

General, Administrative and Other Expense

General, administrative and other expense increased by $1.8 million, or 89.7%, during the six months ended March 31, 2001, compared to the same period in fiscal 2000. This increase resulted primarily from a $1.0 million, or 141.3%, increase in employee compensation and benefits, a $200,000, or 327.9%, increase in occupancy and equipment expense, a $142,000, or 215.2%, increase in franchise taxes, a $102,000, or 175.9%, increase in data processing expense, and a $797,000 increase in other operating expense. Additionally, the Company recognized goodwill amortization in connection with the acquisition of Harvest Home totaling $581,000. As previously discussed, the level of general, administrative and other expenses increased year to year due to the effects of the Harvest Home acquisition. In addition, the increase in employee compensation and benefits was due primarily to an increase in staffing levels and an additional $438,000 expense recorded to accrue for vested obligations under the directors' retirement plan at March 31, 2001. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with additions and improvements made at several branch office locations. The increase in franchise taxes was due to the Company's increase in total equity following the conversion to stock form. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Company's overall growth year to year. The increase in other operating expense relates primarily to additional costs recorded as part of operating and reporting as a public company, increased advertising costs and expenses recognized in connection with the acquisition of Market.

Federal Income Taxes

The provision for federal income taxes totaled $959,000 for the six months ended March 31, 2001, compared to the $33,000 credit provision recorded in the same period in 2000. This increase resulted primarily from the growth in net earnings before taxes of $2.1 million compared to a pretax loss of $218,000 for the same period in fiscal 2000, as well as the effects of nondeductible goodwill amortization. The effective tax rates were 50.9% and 15.1% for the six months ended March 31, 2001 and 2000, respectively.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000

General

Net earnings amounted to $540,000 for the three months ended March 31, 2001, an increase of $972,000 compared to the $432,000 net loss reported for the same period in fiscal 2000. The increase in earnings resulted primarily from a $1.2 million increase in net interest income and a $1.2 million increase in other income, which were partially offset by an $719,000 increase in general, administrative and other expense and a $590,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans increased by $2.7 million, or 131.6%, during the three-month period ended March 31, 2001, compared to the 2000 period, due primarily to a $132.5 million increase in the average portfolio balance outstanding, which was partially offset by a 13 basis point decrease in the weighted-average yield period to period. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $800,000, or 232.6%, due primarily to a 156 basis point increase in the weighted-average yield period to period, coupled with a $42.4 million increase in the average balance of the related assets. The average balance of interest-bearing assets has increased primarily as a result of the acquisition of Harvest Home and the conversion to stock form which were consummated on March 29, 2000.

Interest expense on deposits increased by $728,000, or 62.5%, due primarily to an increase of approximately $59.7 million in the average balance of deposits outstanding, which was partially offset by an 8 basis point decrease in the weighted-average cost of deposits period to period. Interest expense on borrowings increased by $1.6 million, or 618.3%, due primarily to a $117.2 million increase in the average balance of borrowings outstanding, which was partially offset by a 10 basis point decrease in the average cost of borrowings. The average balance of interest-bearing liabilities has also increased as a result of the acquisition of Harvest Home which was consummated on March 29, 2000.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.2 million, or 124.4%, to a total of $2.2 million for the three months ended March 31, 2001. The interest rate spread increased to approximately 2.33% for the three months ended March 31, 2001, from 2.09% for the 2000 period, while the net interest margin decreased to approximately 2.65% for the three months ended March 31, 2001, compared to 2.88% for the same period in 2000.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio, management recorded a provision for losses on loans totaling $150,000 and $33,000 for the three-month periods ended March 31, 2001 and 2000, respectively. The provision recorded during each three-month period was due primarily to growth in the loan portfolio. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000 (continued)

Other Income

Other income totaled $1.2 million for the three months ended March 31, 2001, compared to the $3,000 recorded for the three months ended March 31, 2000. The increase was due primarily to a $1.2 million gain on the sale of mortgage-backed securities, coupled with a $32,000 increase in other operating income, due primarily to increased service fees on ATM and other account transactions during the period.

General, Administrative and Other Expense

General, administrative and other expense increased by $719,000, or 47.1%, during the three months ended March 31, 2001, compared to the same period in fiscal 2000. This increase resulted primarily from a $715,000, or 193.8%, increase in employee compensation and benefits, an $81,000, or 279.3%, increase in occupancy and equipment expense, a $112,000, or 350.0%, increase in franchise taxes, a $61,000, or 210.3%, increase in data processing expense, and a $643,000 increase in other operating expense, which were partially offset by a $1.0 million decrease in merger-related expenses. As previously discussed, the level of general, administrative and other expenses increased in the 2001 quarter over the 2000 quarter due to the effects of the Harvest Home acquisition. Additionally, the Company recorded amortization of goodwill associated with the acquisition of Harvest Home totaling $114,000 for the three months ended March 31, 2001. The increase in employee compensation and benefits was due primarily to an increase in staffing levels and the accrual for vested obligations under the directors' retirement plan at March 31, 2001. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with additions and improvements made at several office locations. The increase in franchise taxes was due to the increase in total equity following the conversion to stock form. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Company's overall growth year to year. The increase in other operating expense relates primarily to additional costs recorded for the operating and reporting requirements of a public company, increased advertising costs and expenses related to the acquisition of Market.

Federal Income Taxes

The provision for federal income taxes totaled $437,000 for the three months ended March 31, 2001, an increase of $590,000 compared to the $153,000 credit provision recorded in the same period in 2000. This increase resulted primarily from the growth in net earnings before taxes of $1.6 million and the effects of nondeductible goodwill amortization related to the acquisition of Harvest Home. The effective tax rates were 44.7% and 26.2% for the three months ended March 31, 2001 and 2000, respectively.

                         Peoples Community Bancorp, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On February 28, 2001, the Company held its Annual Meeting of Stockholders. In connection therewith, several matters were submitted to the stockholders for a vote. The stockholders elected three directors to terms expiring in 2004 by the following votes:

                                           For                      Withheld

          Paul E. Hasselbring           1,570,622                     29,076
          Richard S. Johnston           1,564,957                     34,741
          Zane M. Brant                 1,570,622                     29,076

          The stockholders ratified the adoption of the 2001 Stock Option Plan by the following vote:

          For:  1,307,026           Against:  43,722            Abstain:  8,990
                                                              NonVote:  239,960

          The stockholders ratified the adoption of the 2001 Recognition and Retention Plan and Trust Agreement by the following vote:

          For:  1,225,118           Against:  128,790           Abstain:  5,830
                                                              NonVote:  239,960

          The stockholders ratified the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending September 30, 2001 by the following vote:

          For:  1,588,595           Against:  8,292             Abstain:  2,811

          The stockholders ratified the agreement of merger by and between the Company and Market by the following vote:

          For:  1,335,614           Against:  22,234            Abstain:  1,890
                                                              NonVote:  239,960

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





Date:       May 14, 2001                         By: /s/Jerry D. Williams
       -----------------------                       ----------------------
                                                       Jerry D. Williams
                                                       President



Date:       May 14, 2001                         By: /s/Thomas J. Noe
       -----------------------                       -------------------------
                                                       Thomas J. Noe
                                                       Chief Financial Officer