Form 10QSB
period 2001-06-30
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2001-08-14
CIK 1100983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2001
                                ---------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:               000-29949
                         ---------------------------------------

                         PEOPLES COMMUNITY BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    31-1686242
-------------------------------               -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                6100 West Chester Road, West Chester, Ohio 45069
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 870-3530
-----------------------------------------------------------------------------
                           (Issuer's telephone number)


-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,483,733 common shares outstanding as of August 10, 2001

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [X]


                               Page 1 of 19 pages

                         Peoples Community Bancorp, Inc.

                                      INDEX

                                                                        Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                   3

          Consolidated Statements of Earnings                              4

          Consolidated Statements of Comprehensive Income                  5

          Consolidated Statements of Cash Flows                            6

          Notes to Consolidated Financial Statements                       8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                      11

PART II - OTHER INFORMATION                                               18

SIGNATURES                                                                19

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                         June 30,         September 30,
         ASSETS                                                                              2001                  2000
Cash and due from banks                                                                  $  7,498              $  2,379
Interest-bearing deposits in other financial institutions                                   4,930                 2,248
                                                                                          -------               -------
        Cash and cash equivalents                                                          12,428                 4,627

Investment securities designated as available for sale - at market                          4,391                 8,211
Mortgage-backed securities designated as available for sale -
  at market                                                                                13,700                94,050
Loans receivable - net                                                                    334,469               196,485
Office premises and equipment - at depreciated cost                                         8,065                 3,244
Real estate acquired through foreclosure                                                       -                    110
Federal Home Loan Bank stock - at cost                                                      7,743                 6,852
Accrued interest receivable on loans                                                        1,594                   851
Accrued interest receivable on mortgage-backed securities                                      46                   504
Accrued interest receivable on investments and
  interest-bearing deposits                                                                    58                    60
Prepaid expenses and other assets                                                           2,063                   439
Goodwill, net of accumulated amortization                                                   3,072                 4,692
Prepaid federal income taxes                                                                   -                    495
                                                                                          -------               -------

         Total assets                                                                    $387,629              $320,620
                                                                                          =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $209,885              $151,353
Advances from the Federal Home Loan Bank                                                  135,000               134,500
Advances by borrowers for taxes and insurance                                                 187                   137
Accrued interest payable                                                                       90                   558
Other liabilities                                                                           3,154                 1,615
Accrued federal income taxes                                                                  373                    -
Deferred federal income taxes                                                                 627                   793
                                                                                          -------               -------
         Total liabilities                                                                349,316               288,956

Stockholders' equity
  Common stock - 10,000,000 shares of $.01 par value authorized; 2,483,733 and
    1,977,733 shares issued at June 30, 2001 and
    September 30, 2000, respectively                                                           25                    20
  Additional paid-in capital                                                               23,139                17,140
  Retained earnings - restricted                                                           15,662                13,974
  Shares acquired by stock benefit plan                                                      (714)                 (857)
  Accumulated comprehensive income, unrealized gains on securities
   designated as available for sale,  net of related tax effects                              201                 1,387
                                                                                          -------               -------
         Total stockholders' equity                                                        38,313                31,664
                                                                                          -------               -------

         Total liabilities and stockholders' equity                                      $387,629              $320,620
                                                                                          =======               =======

                         Peoples Community Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Nine months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         2001         2000            2001         2000
Interest income
  Loans                                                               $15,117       $7,285          $6,272       $3,336
  Mortgage-backed securities                                            2,628        1,931             388        1,677
  Investment securities                                                   202          271              67          186
  Interest-bearing deposits and other                                     530          238             189           94
                                                                       ------        -----           -----        -----
         Total interest income                                         18,477        9,725           6,916        5,293

Interest expense
  Deposits                                                              6,305        4,055           2,525        1,762
  Borrowings                                                            5,376        1,985           1,438        1,721
                                                                       ------        -----           -----        -----
         Total interest expense                                        11,681        6,040           3,963        3,483
                                                                       ------        -----           -----        -----

         Net interest income                                            6,796        3,685           2,953        1,810

Provision for losses on loans                                           1,382          111           1,082           45
                                                                       ------        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          5,414        3,574           1,871        1,765

Other income
  Gain on sale of securities                                            4,512           19           2,521           19
  Other operating                                                         515          101             295           88
                                                                       ------        -----           -----        -----
         Total other income                                             5,027          120           2,816          107

General, administrative and other expense
  Employee compensation and benefits                                    2,938        1,387           1,210          671
  Occupancy and equipment                                                 462          144             201           83
  Federal deposit insurance premiums                                       23           16               9            8
  Franchise taxes                                                         355          139             147           73
  Data processing                                                         277          116             117           58
  Other operating                                                       1,161          259             243          138
  Goodwill amortization                                                 1,620          123           1,039          123
  Merger-related expenses                                                  -         1,010              -            -
                                                                       ------        -----           -----        -----
         Total general, administrative and other expense                6,836        3,194           2,966        1,154
                                                                       ------        -----           -----        -----

         Earnings before income taxes                                   3,605          500           1,721          718

Federal income taxes
  Current                                                               1,941          555             958          286
  Deferred                                                                (24)        (309)             -            (7)
                                                                       ------        -----           -----        -----
         Total federal income taxes                                     1,917          246             958          279
                                                                       ------        -----           -----        -----

         NET EARNINGS                                                 $ 1,688       $  254          $  763       $  439
                                                                       ======        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.81          N/A            $.32         $.23
                                                                          ===          ===             ===          ===

           Diluted                                                       $.81          N/A            $.32         $.23
                                                                          ===          ===             ===          ===

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the nine months           For the three months
                                                                        ended June 30,                 ended June 30,
                                                                     2001           2000            2001           2000

Net earnings                                                       $1,688         $  254          $  763         $  439

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $923, $(14), $(22)
    and $105 for the respective periods                             1,792            (28)            (43)           204

  Reclassification adjustment for realized gains included
    in earnings, net of tax of $1,534, $6, $857 and $6 for the
     respective periods                                            (2,978)           (13)         (1,664)           (13)
                                                                    -----          -----           -----          -----

Comprehensive income (loss)                                        $  502         $  213          $ (944)        $  630
                                                                    =====          =====           =====          =====

Accumulated comprehensive income                                   $  201         $1,210          $  201         $1,210
                                                                    =====          =====           =====          =====

                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                $  1,688           $   254
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (180)             (204)
    Depreciation and amortization                                                               1,711               175
    Provision for losses on loans                                                               1,382               111
    Federal Home Loan Bank stock dividends                                                       (391)             (114)
    Gain on sale of mortgage-backed securities                                                 (2,288)              (19)
    Gain on sale of investment securities                                                      (2,224)               -
    Increase (decrease) in cash, net of acquisition of Harvest Home Financial
    Corporation and Market Financial Corporation, due to changes in:
      Accrued interest receivable                                                                  14              (442)
      Prepaid expenses and other assets                                                        (1,580)             (316)
      Accrued interest payable                                                                   (585)              490
      Other liabilities                                                                         1,153            (2,056)
      Federal income taxes
        Current                                                                                 1,665              (305)
        Deferred                                                                                  (24)              134
                                                                                              -------            ------
         Net cash provided by (used in) operating activities                                      341            (2,292)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               7,200                 -
  Purchase of mortgage-backed securities                                                           -             (58,583)
  Principal repayments on mortgage-backed securities                                           14,419              4,001
  Proceeds from sale of mortgage-backed securities                                             70,858              2,201
  Proceeds from sale of investment securities                                                   3,902                 -
  Principal repayments on loans                                                                65,727             20,083
  Loan disbursements                                                                         (167,327)           (43,683)
  Purchase of office premises and equipment                                                    (3,638)              (784)
  Purchase of Federal Home Loan Bank stock                                                         -              (3,139)
  Acquisition of Market Financial Corporation common stock - net                               (1,010)                -
  Acquisition of Harvest Home Financial Corporation common
    stock - net                                                                                    -              (4,285)
                                                                                              -------             ------
         Net cash used in investing activities                                                 (9,869)           (84,189)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                  16,829             (7,166)
  Proceeds from Federal Home Loan Bank advances                                                70,500             84,200
  Repayment of Federal Home Loan Bank advances                                                (70,000)                -
  Proceeds from stock issuance - net                                                               -              10,300
                                                                                              -------             ------
         Net cash provided by financing activities                                             17,329             87,334
                                                                                              -------             ------

Net increase in cash and cash equivalents                                                       7,801                853

Cash and cash equivalents at beginning of period                                                4,627              5,183
                                                                                              -------             ------

Cash and cash equivalents at end of period                                                   $ 12,428            $ 6,036
                                                                                              =======             ======

                         Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                                 2001              2000
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   994          $    250
                                                                                               ======           =======

    Interest on deposits and borrowings                                                       $12,149          $  5,307
                                                                                               ======           =======


Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                      $(1,186)         $    (41)
                                                                                               ======           =======

  Fair value of assets received in acquisition of:
    Harvest Home Financial Corporation                                                        $    -           $118,026
                                                                                               ======           =======

    Market Financial Corporation                                                              $56,672          $     -
                                                                                               ======           =======

                         Peoples Community Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the nine and three month periods ended June 30, 2001 and 2000


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-KSB for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany items have been eliminated.

                         Peoples Community Bancorp, Inc.

        For the nine and three month periods ended June 30, 2001 and 2000


4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 80,920 unallocated ESOP shares, totaled 2,083,462 for the nine month period ended June 30, 2001. Weighted-average common shares deemed outstanding, which gives effect to 80,920 and 95,200 unallocated ESOP shares, totaled 2,402,813 and 1,882,560 for the three month periods ended June 30, 2001 and 2000, respectively.

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable for the nine month period ended June 30, 2000, as the Company was not a stock entity until March 29, 2000.

The Company adopted the 2001 Stock Option Plan upon receipt of shareholder approval at the Annual Meeting of Shareholders on February 28, 2001. No options have been granted as of June 30, 2001. The Company has no other dilutive or potentially dilutive securities.

5.  Effects of Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit

                         Peoples Community Bancorp, Inc.

        For the nine and three month periods ended June 30, 2001 and 2000


5.  Effects of Recent Accounting Pronouncements (continued)

should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting units' fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, but only if the first quarter financial statements have not previously been issued. Calendar year end companies may not adopt early. Until adoption of SFAS No. 142, existing goodwill continues to be amortized and tested for impairment under previously existing standards. As of the date SFAS No. 142 is adopted and based on the company's current reporting structure, reporting units should be established; net assets should be assigned to reporting units, unless they do not relate to a reporting unit; and goodwill should be assigned to one or more reporting units.

Within six months of adopting SFAS No. 142, a company must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the fiscal year, of each reporting unit's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the fiscal year - would be required as soon as possible, but no later than the end of the fiscal year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, a company should disclose which segments might have to recognize an impairment loss and when the potential loss would be measured.

If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. The adoption of SFAS No. 142 is expected to result in the elimination of goodwill amortization approximating $255,000 in fiscal 2002 and $340,000 on an annual basis thereafter. Management is unable to predict the effect of any future impairment changes on the Company's financial position or results of operations.

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


Discussion of Financial  Condition  Changes from  September 30, 2000 to June 30,
2001

At June 30, 2001, the Company's assets totaled $387.6 million, an increase of $67.0 million, or 20.9%, over the balance of total assets at September 30, 2000. The increase in assets resulted primarily from the acquisition of Market, which increased total assets by $56.7 million, total deposits by $41.7 million and total equity by $6.0 million at June 30, 2001. Additionally, the increase in assets was funded primarily by growth in deposits of $16.8 million.

Liquid assets (i.e. cash and interest-bearing deposits) increased by $7.8 million from September 30, 2000 levels, to a total of $12.4 million at June 30, 2001. This increase was due primarily to $11.0 million of liquid assets acquired in the Market transaction, which was partially offset by the redeployment of interest-bearing deposits to fund loan originations. Investment securities totaled $4.4 million at June 30, 2001, a decrease of $3.8 million, or 46.5%, from September 30, 2000 levels, due primarily to the sale of the Bank's investment in Federal Home Loan Mortgage Corporation common stock.

Mortgage-backed securities totaled $13.7 million at June 30, 2001, a decrease of $80.4 million, or 85.4%, from the total at September 30, 2000. The decrease was due primarily to sales totaling $68.6 million and principal repayments of $14.4 million. Proceeds from sales and repayments of mortgage-backed securities were generally used to repay borrowings during the period.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2000 to June 30, 2001 (continued)

Loans receivable increased by $138.0 million, or 70.2%, during the nine-month period ended June 30, 2001, to a total of $334.5 million. The Company obtained $37.5 million in loans through the acquisition of Market, which consisted primarily of loans secured by one- to four-family residential real estate, while loan disbursements amounted to $167.3 million, which were partially offset by principal repayments of $65.7 million. Loan originations during the nine-month period ended June 30, 2001 were comprised primarily of $87.2 million of one- to four-family residential real estate loans, $27.3 million of multi-family real estate loans and $39.3 million of non-residential and land loans.

The allowance for loan losses totaled $2.6 million at June 30, 2001 compared to $762,000 at September 30, 2000. The acquisition of Market contributed $452,000 to the level of the allowance during the nine month period ended June 30, 2001 and the additional $1.4 million was added through the provision for losses on loans due to the overall growth in the loan portfolio from September 30, 2000, as well as the composition of the loan portfolio. The Company has continued to change its loan portfolio mix during the period ended June 30, 2001, from a preponderance of one- to four-family residential loans to include loans secured by multi-family, nonresidential and commercial real estate, as well as unsecured loans. The allowance represented .77% and .36% of total loans at June 30, 2001 and September 30, 2000, respectively. The allowance for loan losses represented 250.9% and 59.8% of nonperforming loans as of June 30, 2001 and September 30, 2000, respectively. Nonperforming and nonaccrual loans totaled $1.0 million and $1.3 million at June 30, 2001 and September 30, 2000, respectively. Nonperforming loans at June 30, 2001 were comprised of $950,000 of loans secured by one- to four-family residential real estate and $85,000 in loans secured by nonresidential real estate. Management believes all nonperforming loans were adequately collateralized at June 30, 2001. Although management believes that its allowance for loan losses at June 30, 2001, was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $209.9 million at June 30, 2001, an increase of $58.5 million, or 38.7%, over September 30, 2000 levels. The increase in deposits was primarily attributable to the addition of $41.7 million in deposits in connection with the acquisition of Market, as well as management's efforts to maintain deposit growth through marketing strategies. Proceeds from deposit growth were generally used to fund new loan originations.

Advances from the FHLB totaled $135.0 million at June 30, 2001, an increase of $500,000, or .4%, compared to September 30, 2000 totals. Advances totaling $70.0 million were repaid from the proceeds of sales of mortgage-backed securities during the period, while new advances of $70.5 million were obtained, generally to fund new loan originations.

Shareholders' equity totaled $38.3 million at June 30, 2001, an increase of $6.6 million, or 21.0%, over September 30, 2000 levels. The increase resulted primarily from the issuance of $6.0 million of common stock in connection with the acquisition of Market, net earnings of $1.7 million and amortization of the stock benefit plans totaling $143,000, which were partially offset by a decrease in net unrealized gains on available for sale securities totaling $1.2 million during the period.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June 30, 2001, the Bank's regulatory capital was well in excess of the minimum capital requirements.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2001 and 2000

General

The inclusion of the accounts of Market and Harvest Home, which the Company acquired in March 2001 and March 2000, respectively, in transactions accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the nine month period ended June 30, 2001, compared to the same period in 2000. The statements of earnings for the nine month period ended June 30, 2000 were not restated for the acquisitions.

Net earnings amounted to $1.7 million for the nine months ended June 30, 2001, an increase of $1.4 million compared to the $254,000 in net earnings reported for the same period in fiscal 2000. The increase in earnings resulted primarily from a $3.1 million increase in net interest income and a $4.9 million increase in other income, which were partially offset by a $3.6 million increase in general, administrative and other expense and a $1.7 million increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans increased by $7.8 million, or 107.5%, during the nine-month period ended June 30, 2001, compared to the 2000 period, due primarily to a $127.4 million increase in the average portfolio balance outstanding and a 47 basis point increase in the weighted-average yield period to period. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other totaled $3.4 million for the nine months ended June 30, 2001, an increase of $920,000, or 37.7%, due primarily to a 34 basis point increase in the weighted-average yield period to period, coupled with a $17.1 million increase in the average balance of the related assets.

Interest expense on deposits totaled $6.3 million for the nine months ended June 30, 2001, an increase of $2.3 million, or 55.5%, compared to the same period in fiscal 2000, due primarily to an increase of approximately $56.4 million in the average balance of deposits outstanding, coupled with a 26 basis point increase in the weighted-average cost of deposits period to period. Interest expense on borrowings increased by $3.4 million, or 170.8%, due primarily to an $81.3 million increase in the average balance of borrowings outstanding and a 40 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.1 million, or 84.4%, to a total of $6.8 million for the nine months ended June 30, 2001. The interest rate spread increased to approximately 2.34% for the nine months ended June 30, 2001, from 2.15% for the comparable 2000 period, while the net interest margin increased to approximately 2.70% for the nine months ended June 30, 2001, compared to 2.57% for the comparable period in 2000.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2001 and 2000 (continued)

Provision for Losses on Loans (continued)

other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.4 million for the nine-month period ended June 30, 2001, compared to $111,000 for the same period in fiscal 2000. The provision recorded during the fiscal 2001 period was predicated primarily upon the $101.6 million growth in the loan portfolio, taking into account the increase within the loan portfolio of loans secured by multi-family, nonresidential and commercial real estate and the origination of approximately $6.1 million in unsecured credit lines during the period. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $5.0 million for the nine months ended June 30, 2001, compared to $120,000 for the same period in 2000. The increase was due primarily to a $4.5 million gain on the sale of mortgage-backed and investment securities, coupled with a $414,000 increase in other operating income, due primarily to increased service fees on ATM and other account transactions during the period.

General, Administrative and Other Expense

General, administrative and other expense totaled $6.8 million for the nine months ended June 30, 2001, an increase of $3.6 million, or 114.0%, compared to the same period in fiscal 2000. This increase resulted primarily from a $1.6 million, or 111.8%, increase in employee compensation and benefits, a $318,000, or 220.8%, increase in occupancy and equipment expense, a $216,000, or 155.4%, increase in franchise taxes, a $161,000, or 138.8%, increase in data processing expense, and a $902,000, or 348.3%, increase in other operating expense. Additionally, the Company recognized an increase in amortization of goodwill, which had initially been recorded in connection with the acquisition of Harvest Home, totaling $1.5 million. The goodwill charge was accelerated due to the sale of significant amounts of interest-earning assets acquired in the Harvest Home combination. As previously discussed, the level of general, administrative and other expenses increased year to year due to the effects of the Market and Harvest Home acquisitions. In addition, the increase in employee compensation and benefits was due primarily to an increase in staffing levels, increased costs associated with stock benefit plans and an additional $465,000 expense recorded to accrue for vested obligations under a retirement plan. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with the Company's new main office and additions and improvements made at several branch office locations. These improvements reflect the initial phase of the Company's previously announced commitment to expand its branch office network through the acquisition and construction of new branch facilities. The increase in franchise taxes was due to the Company's increase in total equity following the conversion to stock form. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Company's overall growth year to year. The increase in other operating expense relates primarily to additional costs recognized as part of operating and reporting as a public stock company, as well as increased advertising costs and increased supervisory examination fees.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2001 and 2000 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $1.9 million for the nine months ended June 30, 2001, an increase of $1.7 million, compared to the $246,000 provision recorded in the same period in 2000. This increase resulted primarily from the increase in earnings before taxes of $3.1 million, as well as the effects of nondeductible goodwill amortization. The effective tax rates were 53.2% and 49.2% for the nine months ended June 30, 2001 and 2000, respectively.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2001 and 2000

General

The inclusion of the accounts of Market, which the Company acquired in March 2001, in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the three month period ended June 30, 2001, compared to the same period in 2000. The statement of earnings for the three month period ended June 30, 2000 was not restated for the acquisition.

Net earnings amounted to $763,000 for the three months ended June 30, 2001, an increase of $324,000, or 73.8%, compared to the $439,000 of net earnings reported for the same period in fiscal 2000. The increase in earnings resulted primarily from a $1.1 million increase in net interest income and a $2.7 million increase in other income, which were partially offset by a $1.0 million increase in the provision for losses on loans, a $1.8 million increase in general, administrative and other expense and a $679,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans increased by $2.9 million, or 88.0%, during the three-month period ended June 30, 2001, compared to the 2000 period, due primarily to a $143.4 million increase in the average portfolio balance outstanding, coupled with a 23 basis point increase in the weighted-average yield period to period. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $1.3 million, or 67.1%, due primarily to a $58.1 million decrease in the average balance of the related assets and an 87 basis point decrease in the weighted-average yield period to period.

Interest expense on deposits increased by $763,000, or 43.3%, due primarily to an increase of approximately $53.7 million in the average balance of deposits outstanding, coupled with a 25 basis point increase in the weighted-average cost of deposits period to period. Interest expense on borrowings decreased by $283,000, or 16.4%, due primarily to a $27.1 million decrease in the average balance of borrowings outstanding, coupled with a 112 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.1 million, or 63.1%, to a total of $3.0 million for the three months ended June 30, 2001. The interest rate spread increased to approximately 2.95% for the three months ended June 30, 2001, from 2.23% for the 2000 period, while the net interest margin increased to approximately 3.26% for the three months ended June 30, 2001, compared to 2.61% for the same period in 2000.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2001 and 2000 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio, management recorded a provision for losses on loans totaling $1.1 million for the three-month period ended June 30, 2001, compared to $45,000 recorded in the same quarter of fiscal 2000. The provision recorded during the current three-month period was due primarily to growth in the loan portfolio, taking into account the increase within the portfolio of loans secured by multi-family, nonresidential and commercial real estate and an increase in unsecured lines of credit. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $2.8 million for the three months ended June 30, 2001, compared to the $107,000 recorded for the three months ended June 30, 2000. The increase was due primarily to a $2.5 million gain on the sale of investment and mortgage-backed securities, coupled with a $207,000 increase in other operating income, due primarily to increased service fees on ATM and other account transactions during the period.

General, Administrative and Other Expense

General, administrative and other expense increased by $1.8 million, or 157.0%, during the three months ended June 30, 2001, compared to the same period in fiscal 2000. This increase resulted primarily from a $539,000, or 80.3%, increase in employee compensation and benefits, a $118,000, or 142.2%, increase in occupancy and equipment expense, a $74,000, or 101.4%, increase in franchise taxes, a $59,000, or 101.7%, increase in data processing expense, and a $105,000, or 76.1%, increase in other operating expense. As previously discussed, the level of general, administrative and other expenses increased in the 2001 quarter over the 2000 quarter due to the effects of the Market acquisition. Additionally, the Company recorded amortization of goodwill, which had been initially recorded in the acquisition of Harvest Home, totaling $1.0 million for the three months ended June 30, 2001, compared to $123,000 recorded in the 2000 quarter. The goodwill charge was accelerated due to the sale of significant amounts of interest-earning assets acquired in the Harvest Home combination. The increase in employee compensation and benefits was due primarily to an increase in staffing levels and an increase in costs associated with stock benefit plans. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with the new main office and additions and improvements made at several branch office locations. These improvements reflect the initial phase of the Company's previously announced commitment to expand its branch office network through the acquisition and construction of new branch facilities. The increase in franchise taxes was due to the increase in total equity following the conversion to stock form. The increase in data processing expense primarily reflects an increase in transaction costs, coupled with the effects of the Company's overall growth year to year. The increase in other operating expense relates primarily to additional costs recognized for the operating and reporting requirements of a public stock company, as well as increased advertising costs and an increase in supervisory examination fees.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2001 and 2000 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $958,000 for the three months ended June 30, 2001, an increase of $679,000 compared to the $279,000 provision recorded in the same period in 2000. This increase resulted primarily from the increase in earnings before taxes of $1.0 million and the effects of nondeductible goodwill amortization. The effective tax rates were 55.7% and 38.9% for the three months ended June 30, 2001 and 2000, respectively.


Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risk since the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2000.

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

         None

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:                    None

         Exhibits:                               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     August 14, 2001                        By: /s/Jerry D. Williams
       -------------------------                     ----------------------
                                                     Jerry D. Williams
                                                     President



Date:     August 14, 2001                        By: /s/Thomas J. Noe
       -------------------------                     -----------------------
                                                     Thomas J. Noe
                                                     Chief Financial Officer