Form 10-K
period 2001-09-30
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2001-12-28
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  X      Annual report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934

                  For the fiscal year ended September 30, 2001

                                       OR

         Transition report under Section 13 or 15(d) of the Securities and
-----    Exchange Act of 1934

                         Commission File No.: 000-29949
                                              ---------

                         PEOPLES COMMUNITY BANCORP, INC.
 ------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                          31-1686242
------------------------------------                      ---------------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                          Identification Number)

6100 West Chester Road, West Chester, Ohio                       45069
------------------------------------------                ---------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (513) 870-3530
 ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock (par value $.01 per share)
 ------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Issuer's revenues for its most recent fiscal year: $30.7 million.

As of December 10, 2001, the aggregate value of the 2,160,754 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 322,979 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $37.4 million. This figure is based on the closing sales price of $17.30 per share of the Registrant's Common Stock on December 10, 2001. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 10, 2001:  2,483,733
Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2001 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days of the registrants fiscal year end are incorporated into Part III, Items 9 through 12 of this Form 10-K.

                                     PART I

Item 1. Business

General

         Peoples Community Bancorp, Inc. ("Peoples") was organized in December 1999 at the direction of the Board of Directors of Peoples Community Bank, formerly, The People's Building, Loan and Savings Company (the "Bank") for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from an Ohio-chartered mutual savings and loan association to a federally-chartered stock savings bank (the "Conversion"). (Unless the context otherwise requires, reference to Peoples includes the Bank). Peoples is a unitary savings and loan holding company whose assets consist primarily of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the issuance of Peoples shares to the public (the "Offering") retained by Peoples and Peoples' loan to the employee stock ownership plan (the "ESOP"). Peoples has no significant liabilities. The management of Peoples and the Bank are substantially identical and Peoples neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Bank is a federally-chartered stock savings bank that was originally organized in 1889. The Bank conducts its business from eight offices in Hamilton, Warren, Butler and Clinton Counties in Ohio. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities. The Bank's primary lending emphasis has been, and continues to be, loans secured by first liens on single-family (one- to-four units) residential properties located in Hamilton, Warren, Butler and Clinton Counties in Ohio. The Bank also originates construction and land development loans, multi-family residential real estate loans, commercial real estate loans, home equity loans and other loans. At September 30, 2001, Peoples had $416.0 million in total assets, $233.1 million in deposits and $38.8 million of stockholders' equity.

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

         On March 30, 2001, the Company acquired Market Financial Corporation ("Market") for consideration of $7.8 million in cash and 506,000 shares of common stock. Under the terms of the agreement, each share of Market's common stock was exchanged for a combination of cash and/or shares of the Company totaling $13.00 per share. The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts were not restated.

         On August 23, 2001, Peoples and the Bank entered into an Agreement and Plan of Reorganization (the "Agreement") with Kenwood Bancorp, Inc. ("Kenwood") and Kenwood Savings Bank ("Kenwood Savings") which provides for the acquisition of Kenwood by the Bank. The Agreement provides for the payment by the Bank of $25.22 in cash for each of the 287,747 outstanding shares of Kenwood Bancorp. Kenwood's outstanding options will be redeemed for cash equal to $25.22 per share less the respective exercise price of the options. The stockholders of Kenwood Bancorp approved and adopted the Agreement at a special meeting held on November 1, 2001. The transaction is expected to close in the first quarter of 2002.

         On October 18, 2001, the Bank and The First National Bank of Blanchester entered into a Purchase and Assumption Agreement regarding the sale of certain assets of, and transfer of certain liabilities assigned to, the Bank's branch office located in Blanchester, Ohio. The transaction will include approximately $11.0 million in total deposits and $10.0 million in total loans. The transaction is subject to regulatory approval and is currently expected to close in the first quarter of 2002.

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


Peoples Lending Activities

         General. At September 30, 2001, the net loan portfolio of Peoples totaled $377.7 million, representing approximately 90.8% of total assets at that date. The principal lending activity of Peoples is the origination of one- to four-family residential and multi-family residential real estate loans. At September 30, 2001, residential loans (including construction loans secured by residential real estate) amounted to $296.1 million, or 78.4% of the net loan portfolio. In addition, Peoples originates commercial real estate and land loans and residential construction loans. At September 30, 2001, commercial real estate and land loans totaled $65.8 million, or 17.4% of the net loan portfolio and nonresidential construction loans amounted to $9.2 million, or 2.4% of the net loan portfolio. Further, commercial loans amounted to $9.8 million, or 2.6% of the net loan portfolio at September 30, 2001. Peoples has placed an increased emphasis on commercial real estate and land loans, nonresidential construction loans and commercial loans over the last two fiscal years. The aggregate amount of these loans has increased to $84.8 million, or 22.5% of the net loan portfolio at September 30, 2001, compared to $27.6 million, or 14.1% of the net loan portfolio at September 30, 2000.

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

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus. However, loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2001, Peoples' regulatory limit on loans-to-one borrower was $5.9 million. All of Peoples' five largest loans or groups of loans-to-one borrower were performing in accordance with their terms at September 30, 2001. See "Asset Quality - Classified Assets."

         Loan Portfolio Composition. The following table sets forth the composition of Peoples' loans at the dates indicated.

                                                                      September 30,
                                                2001                      2000                       1999
                                                  Percent of                 Percent of                Percent of
                                         Amount      Total         Amount       Total        Amount       Total
                                                                 (Dollars in Thousands)
Mortgage loans:
  Single-family residential            $242,540        64.2%     $153,627         78.1%     $87,574         92.6%
  Multi-family residential               36,487         9.7         8,999          4.6        1,588          1.7
  Commercial real estate and land        65,842        17.4        20,440         10.4        5,935          6.3
  Construction loans                     62,982        16.7        27,056         13.8        3,473          3.7
                                        -------       -----       -------        -----       ------        -----
       Total mortgage loans             407,851       108.0       210,122        106.9       98,570        104.3

Commercial loans                          9,800         2.6           -             -           -             -
Consumer loans                            1,883         0.5         1,307          0.7          133          0.1
                                        -------       ------      -------        -----       ------        -----
       Total loans receivable           419,534       111.1       211,429        107.6       98,703        104.4

Less:
  Undisbursed portion of loans
    in process                          (36,782)       (9.7)      (13,546)        (6.9)      (3,337)        (3.6)
  Allowance for loan losses              (3,662)       (1.0)         (762)        (0.4)        (415)        (0.4)
  Deferred loan fees                     (1,363)       (0.4)         (636)        (0.3)        (400)        (0.4)
                                        -------       -----       -------        -----       ------        -----

Loans receivable, net                  $377,727       100.0%     $196,485        100.0%     $94,551        100.0%
                                        =======       =====       =======        =====       ======        =====


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

         Peoples' loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. The Board of Directors has granted authority to approve loans as follows: loans up to $500,000 must be approved by two senior executive officers; loans between $500,000 and $1.0 million must be approved by the executive committee of the Board of Directors; and loans greater than $1.0 million must be approved by the Board of Directors.

         Activity in Loans. The following table shows the activity in Peoples' loans during the periods indicated.

                                                                                Year Ended September 30,
                                                                            2001           2000           1999
                                                                                     (In Thousands)
Total loans held at beginning of period                                 $211,429       $ 98,703        $93,303
Originations of loans:
  Mortgage Loans:
    Single-family residential (1)                                        157,131         58,271         28,236
    Multi-family residential                                              38,388          6,362            484
    Commercial real estate and land                                       55,960         17,255          2,514
  Commercial loans                                                        12,419             -              -
  Consumer loans                                                           1,414          2,044             50
                                                                         -------        -------         ------
        Total originations (2)                                           265,312         83,932         31,284

Increase due to Harvest Home Financial acquisition                            -          62,334             -
Increase due to Market acquisition                                        37,476             -              -
                                                                         -------        -------         ------
        Total increases                                                  302,788        146,266         31,284

Transfers to real estate owned                                              (197)          (110)            -
Charge-offs                                                                   -              (4)            -
Other                                                                        832            563            121
Repayments                                                               (95,318)       (33,989)       (26,005)
                                                                         -------        -------         ------
Net activity in loans                                                    208,105        112,726          5,400
                                                                         -------        -------         ------

Gross loans held at end of period                                       $419,534       $211,429        $98,703
                                                                         =======        =======         ======



(1)  Includes construction loan originations made during the fiscal year.

(2)  Undisbursed  portions  of loans in process  totaled  $36.8  million,  $13.5
     million  and  $3.3   million  at  September   30,  2001,   2000  and  1999,
     respectively.

         Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples generally confines its lending activity to its primary market area of Warren, Clinton, Butler and Hamilton Counties, Ohio. Subject to its loans-to-one borrower limitation, Peoples is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Peoples may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Peoples may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At September 30, 2001, Peoples was well within each of the above lending limits.

         One- to Four-Family Residential Real Estate Loans. The primary real estate lending activity of Peoples is the origination of loans secured by first mortgage liens on one- to four-family residences. At September 30, 2001, $242.5 million, or 64.2% of the total loan portfolio of Peoples, before net items, consisted of conventional first mortgage, one- to four-family residential loans, compared to $153.6 million, or 78.1% at September 30, 2000.

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

         The residential mortgage loans originated by Peoples consist of fixed rate and adjustable rate loans. Presently, the single-family fixed rate residential mortgage loans originated by Peoples have terms of up to 30 years. Previously, these loans contained a three-year demand provision which permitted Peoples to accelerate the due date of a mortgage loan at any time at or after three years from the date of origination (although Peoples has never utilized this provision). In addition, Peoples originates adjustable rate mortgage loans on which the interest rate adjusts every one or three years based upon the one-year or three-year rate on T-bills plus a specified margin. At September 30, 2001, $108.2 million, or 44.6% of our single-family residential loans were adjustable rate (including those fixed rate loans with a three year call provision), and $134.3 million, or 55.4% were fixed-rate. The single-family residential mortgage loans presently being originated by Peoples generally conform to Fannie Mae and Freddie Mac requirements.

         Multi-family Residential Loans. Peoples also originates multi-family (over four units) residential loans. Peoples' multi-family loans are primarily secured by apartment buildings. The multi-family residential mortgage loans of Peoples are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios are limited to 80%. At September 30, 2001, Peoples had $36.5 million in multi-family residential mortgage loans, which amounted to 9.7% of Peoples' total portfolio, compared to $9.0 million, or 4.6% of Peoples' total portfolio at September 30, 2000. Peoples intends to continue its increased emphasis on this type of lending.

         Commercial Real Estate and Land Loans. Peoples' commercial real estate and land loan portfolio primarily consists of loans secured by professional offices and churches located within Peoples' primary market area. Commercial real estate and land loans amounted to $65.8 million, or 17.4% of the total loan portfolio at September 30, 2001, with an average loan balance of approximately $410,000. This compares to $20.4 million, or 10.4% at September 30, 2000, with an average loan balance of approximately $151,000.

         The commercial real estate loans of Peoples typically have a loan-to-value ratio of 75% or less and generally have higher interest rates than single-family residential mortgage loans. The maximum term of Peoples' commercial real estate loans is 25 years.

         Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt services. In evaluating whether to make a commercial real estate loan, Peoples places primary emphasis on the ratio of net cash flow to debt service on the property and generally requires a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses Peoples deem appropriate.

         Otherwise, the commercial real estate loans of Peoples have terms which are substantially similar to its single-family residential mortgage loans. The land loans of Peoples also have a loan-to-value ratio of 75% or less and are amortized over a five-year period or over a 15-year period with a balloon payment of the remaining principal amount due at five years from the date of origination. Land loans generally are secured by single-family residential lots or undeveloped land being held for residential development.

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

         Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions as well as local economic conditions.

         Construction Loans. At September 30, 2001, Peoples had approximately $63.0 million, or 16.7% of the total loan portfolio, in construction loans compared to $27.1 million, or 13.8% of the total loan portfolio at September 30, 2000. The increase in construction loans during fiscal 2001 was due primarily to increased originations of construction loans to builders and individuals. The construction loans of Peoples are comprised largely of loans made to builders on a pre-sold basis, as well as to borrowers to construct their homes. Generally, the construction loan and the permanent mortgage loan are originated at one closing as a construction/permanent loan. Peoples' construction loans to builders are generally with terms not to exceed twelve months. Interest-only payments are required during the construction period, which is typically six to twelve months. Peoples also originates a limited amount of construction loans to local developers to build homes on a speculative or unsold basis. Peoples generally limits the number of unsold homes under construction to its builders. This number is dependent on the reputation of the builder, the present exposure of the builder, the location of the property and the financial strength of the builder.

         Peoples also originates loans for the construction of commercial real estate such as small office buildings and warehouses. These loans are typically originated as construction/permanent loans with interest only payments during the construction period and converting to a permanent loan at the end of the construction period. The loan to value ratio is generally limited to 75% on these loans. At September 30, 2001, nonresidential construction loans amounted to $9.2 million, or 2.2% of the total loan portfolio.

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

         Commercial Loans. Peoples' commercial loans consist primarily of unsecured lines of credit. At September 30, 2001, commercial loans amounted to $9.8 million, or 2.6% of Peoples' total loan portfolio.

         Consumer Loans. Peoples' consumer and other loans consist of loans secured by deposit accounts, automobiles and stock. At September 30, 2001, consumer and other loans amounted to $1.9 million, or 0.5% of Peoples' total loan portfolio.

         Loan Origination and Other Fees. In addition to interest earned on loans, Peoples receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 2001, Peoples had $1.4 million of deferred loan fees compared to $636,000 of deferred loan fees at September 30, 2000.

         Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of Peoples' loans at September 30, 2001 as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                             Principal Repayments Contractually Due
                                                                 in Year(s) Ended September 30,
                                    Total at
                                  September 30,                                     2005-      2007-      2013-    There-
                                      2001         2002       2003       2004       2006       2012       2017      after
                                                                         (In Thousands)
Mortgage loans:
  Single-family residential         $242,540    $ 6,537    $ 7,043    $ 7,587    $16,979    $55,354   $ 80,326    $68,714
  Multi-family residential            36,487        592        641        696      1,570      5,237      7,837     19,914
  Commercial real estate and land     65,842      2,943      3,191      3,459      7,815     26,065     22,369         -
  Construction loans                  62,982     42,351     20,631         -          -          -          -          -
Commercial loans                       9,800      7,815      1,985         -          -          -          -          -
Consumer loans                         1,883        990        893         -          -          -          -          -
                                     -------     ------     ------     ------     ------     ------    -------     ------

         Total (1)                  $419,534    $61,228    $34,384    $11,742    $26,364    $86,656   $110,532    $88,628
                                     =======     ======     ======     ======     ======     ======    =======     ======



(1) Of the $358.3 million of loan principal payments contractually due after September 30, 2002, $150.4 million have fixed rates of interest (including those with a call provision after three years) and $207.9 million have adjustable rates of interest.

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

         Real estate acquired by Peoples as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Peoples had $110,000 in real estate owned at September 30, 2000, and none at September 30, 2001 and 1999.

         Delinquent Loans. The following table sets forth information concerning delinquent mortgage loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples' loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                         At September 30,
                                                  2001                         2000                       1999
                                               60-89 Days                   60-89 Days                 60-89 Days
                                               Delinquent                   Delinquent                 Delinquent
                                                         Percent                     Percent                  Percent
                                                         of Loan                     of Loan                  of Loan
                                           Amount       Category       Amount       Category        Amount    Category
                                                                     (Dollars in Thousands)
Mortgage loans:
  Single-family                            $1,904         .79%         $1,486         1.06%         $1,112      1.32%
  Multi-family                                 -          -  %            124         1.38%             -         - %
  Commercial real estate and land             232         .35%             -            - %            111       .54%
                                            -----                       -----                        -----

         Total                             $2,136         .57%         $1,610          .82%         $1,223      1.28%
                                            =====                       =====                        =====

         Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans, loans more than 90 days past due and still accruing interest and other real estate owned.

                                                                                            At September 30,
                                                                                    2001            2000           1999
                                                                                         (Dollars in Thousands)
Loans past due 90 days or more and still accruing:
  Single-family residential                                                         $ -           $   -          $  223
  Commercial real estate and land                                                     -               -             166
                                                                                     ---           -----          -----
         Total                                                                        -               -             389

Non-accrual loans:
  Single-family residential                                                          783           1,062            690
  Multi-family residential                                                            -              194             -
  Commercial real estate and land                                                     -               -              -
  Construction loans                                                                  -               -              -
  Commercial loans                                                                    -               -              -
  Consumer loans                                                                      -               -              -
                                                                                     ---           -----          -----
         Total non-accruing loans                                                    783           1,256            690
                                                                                     ---           -----          -----

         Total non-performing loans                                                  783           1,256          1,079

Other real estate owned, net                                                          -              110             -
                                                                                     ---           -----          -----

         Total non-performing assets                                                $783          $1,366         $1,079
                                                                                     ===           =====          =====

Non-performing assets to total assets                                               0.19%          0.43%           1.01%
Non-performing loans to total loans                                                 0.21%          0.64%           1.09%


         If the $783,000 of non-accruing and nonperforming loans of Peoples had been current in accordance with their terms during fiscal 2001, the gross income on such loans would have been approximately $67,000. A total of approximately $40,000 of interest income was actually recorded by Peoples on such loans in the fiscal year ended September 30, 2001.

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

         Peoples' total classified assets at September 30, 2001 (excluding loss assets specifically reserved for) amounted to $5.7 million, of which $2.6 million and $3.1 million were classified as substandard and special mention, respectively. The largest classified asset at September 30, 2001 consisted of a $1.0 million nonresidential loan which was classified as special mention due to its delinquent status. The remaining $4.7 million of classified assets at September 30, 2001 consisted of approximately $4.5 million of residential real estate loans and $200,000 of commercial real estate and land loans.

         Allowance for Loan Losses. At September 30, 2001, Peoples' allowance for loan losses amounted to $3.7 million, or .87% of the total loan portfolio. The loan portfolio of Peoples consists primarily of residential mortgage loans. The allocation of the loan loss reserve based on particular types of loans at September 30, 2001 was as follows:

                                                                                    Percent of
                                                             Balance                total loans
                                                         (In Thousands)
Single family residential                                     $  690                    63.7%
Multi-family residential                                         469                     9.5
Commercial real estate and land                                  999                    17.2
Construction loans                                               281                     6.9
Commercial loans                                               1,189                     2.3
Consumer loans                                                    34                      .4
                                                               -----                   -----

                                                              $3,662                   100.0%
                                                               =====                   =====

         The loan loss allowance is maintained by management at a level considered sufficient to cover estimated losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Peoples increased its allowance for loan losses in fiscal 2001 by recording a $2.4 million provision for losses on loans due to an increase in the volume of loans, as well as increases in commercial real estate and land loans, construction loans and unsecured commercial lines of credit, which are generally considered to involve a higher degree of risk than residential lending. The allowance for loan losses was further increased by $451,000 as a result of the acquisition of Market. Peoples intends to continue to increase its allowance for loan losses as its loan portfolio increases and the composition of the portfolio changes. While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net earnings.

         The following table sets forth the activity in Peoples' allowance for loan losses during the periods indicated.

                                                                                        Year Ended September 30,
                                                                                    2001            2000           1999
                                                                                         (Dollars in Thousands)
Allowance at beginning of period                                                  $  762            $415           $240
Increase due to Harvest Home Financial acquisition                                    -              195             -
Increase due to Market acquisition                                                   451              -              -
Provision for losses on loans                                                      2,449             156            175
Charge-offs:
  Single-family residential                                                           -                4             -
  Multi-family residential                                                            -               -              -
  Commercial real estate and land                                                     -               -              -
  Construction                                                                        -               -              -
  Commercial                                                                          -               -              -
  Consumer and other loans                                                            -               -              -
                                                                                   -----             ---            ---
         Total charge-offs                                                            -                4             -
Recoveries:
  Single-family residential                                                           -               -              -
  Multi-family residential                                                            -               -              -
  Commercial real estate and land                                                     -               -              -
  Construction                                                                        -               -              -
  Commercial                                                                          -               -              -
  Consumer and other loans                                                            -               -              -
                                                                                   -----             ---            ---
         Total recoveries                                                             -               -              -
Net loans charged-off to allowance for losses on loans                                -               (4)            -
                                                                                   -----             ---            ---

Allowance at end of period                                                        $3,662            $762           $415
                                                                                   =====             ===            ===

Allowance for loan losses to total nonperforming loans
  at end of period                                                                467.69%         60.67%          38.46%

Allowance for loan losses to total loans at end of period                           0.87%          0.36%           0.42%


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

         At September 30, 2001, Peoples' investment securities portfolio consisted of $1.4 million in stock of the Federal Home Loan Mortgage Corporation.

         The following table sets forth information regarding the carrying value and fair value of Peoples' securities at the dates indicated.

                                                                            September 30,
                                                      2001                       2000                       1999
                                            Amortized       Fair       Amortized         Fair      Amortized       Fair
                                                 Cost      Value            Cost        Value           Cost      Value
                                                                           (In Thousands)
Available for sale:
  Mortgage-backed securities                   $   -      $   -         $ 93,943     $ 94,050         $1,190     $1,185
  U.S. Government and agency
    obligations                                    -          -            6,169        6,166          1,301      1,300
  Federal Home Loan Mortgage
    Corp. stock                                 1,391      1,364              48        2,045             48      1,950
                                                -----      -----         -------      -------          -----      -----

         Total                                 $1,391     $1,364        $100,160     $102,261         $2,539     $4,435
                                                =====      =====         =======      =======          =====      =====

Held to maturity:
  Certificates of deposit                      $  100     $  100        $     -      $     -          $  400     $  400
  Federal Home Loan Bank stock                  7,880      7,880           6,852        6,852          1,021      1,021
                                                -----      -----         -------      -------          -----      -----

         Total                                 $7,980     $7,980        $  6,852     $  6,852         $1,421     $1,421
                                                =====      =====         =======      =======          =====      =====

         The following table sets forth the activity in Peoples' aggregate securities portfolio during the periods indicated.

                                                                                        Year Ended September 30,
                                                                                    2001            2000           1999
                                                                                             (In Thousands)
Securities at beginning of period                                               $109,113        $  5,856         $6,814
Purchases (1)                                                                        628          66,591            566
Sales of available for sale securities                                           (71,181)         (2,103)            -
Amortization of premiums and discounts                                               436            (552)            -
Repayments, prepayments and maturities                                           (37,112)        (14,305)        (1,527)
Securities acquired through acquisition - net                                      9,589          53,420             -
Increase (decrease) in unrealized gains on
  available-for-sale securities                                                   (2,129)            206              3
                                                                                 -------         -------          -----

Securities at end of period (2)                                                 $  9,344        $109,113         $5,856
                                                                                 =======         =======          =====



(1) Includes increases in Federal Home Loan Bank stock from purchases and dividends.

(2) At September 30, 2001 and 1999, Peoples had no adjustable rate securities. At September 30, 2000, $89.9 million, or 82.4% of Peoples' securities portfolio consisted of adjustable rate securities.

         Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

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

         Previously, the mortgage-backed securities of Peoples consisted of Government National Mortgage Association ("Ginnie Mae"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on Ginnie Mae securities are guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.

         Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Peoples. At September 30, 2001, Peoples had no mortgage-backed securities.

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

         The following table sets forth the activity in Peoples deposits during the periods indicated.

                                                                     Year Ended September 30,
                                                                2001            2000           1999
                                                                          (In Thousands)
Beginning balance                                           $151,353        $ 91,018        $87,324

Net increase before interest credited                         72,117          54,384          1,416
Interest credited                                              9,593           5,951          2,278
                                                             -------         -------         ------

Net increase in deposits (including acquisitions)             81,710          60,335          3,694
                                                             -------         -------         ------

Ending balance                                              $233,063        $151,353        $91,018
                                                             =======         =======         ======

         The following table sets forth by various interest rate categories the certificates of deposit with Peoples at the dates indicated.

                                                        September 30,
                                              2001            2000           1999
                                                       (In Thousands)
0.00% to 2.99%                            $     -         $     -         $   198
3.00% to 3.99%                               2,232              -              -
4.00% to 4.99%                              58,763           4,300         20,958
5.00% to 6.99%                              95,008          93,195         44,330
7.00% to 8.99%                               9,835           9,561            768
                                           -------         -------         ------

         Total                            $165,838        $107,056        $66,254
                                           =======         =======         ======

         The following table sets forth the amount and remaining maturities of Peoples certificates of deposit at September 30, 2001.

                                                                  Over Six       Over One       Over Two
                                                                   Months          Year           Years
                                                     Six           Through        Through        Through          Over
                                                   Months            One            Two           Three           Three
                                                  And Less          Year           Years          Years           Years
                                                                             (In Thousands)
3.00% to 3.99%                                     $ 2,123        $   109        $    -           $   -          $   -
4.00% to 4.99%                                       9,094         39,518          8,012             956          1,183
5.00% to 6.99%                                      61,327          7,123         12,847           5,245          8,467
7.00% to 8.99%                                       8,475            910             48             401             -
                                                    ------         ------         ------           -----          -----

         Total                                     $81,019        $47,660        $20,907          $6,602         $9,650
                                                    ======         ======         ======           =====          =====

         As of September 30, 2001, the aggregate amount of outstanding certificates of deposit at Peoples, in amounts greater than $100,000, was approximately $38.7 million. The following table presents the maturity of these certificates of deposit at such date.

                                                        September 30, 2001
                                                          (In Thousands)

3 months or less                                                 $10,393
Over 3 months through 6 months                                     7,725
Over 6 months through 12 months                                   12,169
Over 12 months                                                     8,427
                                                                 -------

                                                                 $38,714
                                                                  ======

         The following table sets forth the dollar amount of deposits in various types of deposits offered by Peoples at the dates indicated.

                                                                         At September 30,
                                                2001                           2000                        1999
                                         Amount      Percentage        Amount       Percentage      Amount      Percentage
                                                                      (Dollars in Thousands)
Non-interest checking accounts         $  7,552         3.24%        $     -             - %       $    -             - %
Passbook and NOW accounts                32,082        13.77           19,787         13.07          5,408          5.94
Certificates of deposit                 165,838        71.15          107,056         70.73         66,254         72.79
Money market accounts                    27,591        11.84           24,510         16.20         19,356         21.27
                                        -------       ------          -------        ------         ------        ------

         Total                         $233,063       100.00%        $151,353        100.00%       $91,018        100.00%
                                        =======       ======          =======        ======         ======        ======

         Peoples attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

         Borrowings. Peoples may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of the common stock Peoples owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. As of September 30, 2001, Peoples was permitted to borrow up to $190.0 million from the Federal Home Loan Bank of Cincinnati.

         The following table shows certain information regarding the borrowings of Peoples at or for the dates indicated:

                                                                                                   At or for the Year
                                                                                                   Ended September 30,
                                                                                                 2001              2000
                                                                                                 (Dollars in Thousands)
Federal Home Loan Bank advances:
  Average balance outstanding                                                                $129,923          $ 61,321
  Maximum amount outstanding at any month-end during the period                              $140,000          $134,500
  Balance outstanding at end of period                                                       $140,000          $134,500
  Average interest rate during the period                                                        5.05%             6.82%
  Weighted-average interest rate at end of period                                                3.31%             6.67%

Subsidiaries

     At September 30, 2001, other than the Bank, Peoples did not have any subsidiaries.

Total Employees

     Peoples had 64 full-time employees and 9 part-time employees at September 30, 2001. None of these employees are represented by a collective bargaining agent, and Peoples believes that it enjoys good relations with its personnel.

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

         Holding Company Activities. Peoples operates as a unitary savings and loan holding company. As a result of recently enacted legislation, the activities of a new unitary savings and loan holding company like Peoples and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

o furnish or perform management services for a savings association subsidiary of a savings and loan holding company;

o hold, manage or liquidate assets owned or acquired from a savings association subsidiary of a savings and loan holding company;

o hold or manage properties used or occupied by a savings association subsidiary of a savings and loan holding company;

o engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto; and

o engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

The  activities financial holding companies may engage in include:

o lending, exchanging, transferring or investing for others, or safeguarding money or securities;

o insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

o providing financial, investment or economic advisory services, including advising an investment company;

o issuing or selling interests in pooled assets that a bank could hold directly;

o    underwriting, dealing in or making a market in securities; and

o    merchant banking activities.

         If the Office of Thrift Supervision determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Office of Thrift Supervision may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

o    the payment of dividends by the savings institution;
o    transactions between the savings institution and its affiliates; and
o any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

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

         In general, a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates up to certain limits. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, a savings institution may not:

o make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

o purchase or invest in securities of an affiliate other than shares of a subsidiary;

o    purchase a low-quality asset from an affiliate; or

o engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

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

         Current Office of Thrift Supervision capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. Tangible capital generally equals common stockholders' equity (including retained earnings) minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Core capital generally consists of tangible capital plus qualifying intangible assets.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 50%) and repossessed assets.

         Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on securities reported as a separate component of generally accepted accounting principles capital.

         At September 30, 2001, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.6%, 8.6% and 14.0%, respectively.

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

                                                     Total                 Tier 1                  Tier 1
                                                  Risk-Based             Risk-Based               Leverage
         Capital Category                           Capital                Capital                 Capital
Well capitalized                                 10% or more             6% or more              5% or more
Adequately capitalized                           8% or more              4% or more              4% or more
Undercapitalized                                 Less than 8%            Less than 4%            Less than 4%
Significantly undercapitalized                   Less than 6%            Less than 3%            Less than 3%

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

         At September 30, 2001, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

         Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. A savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or by maintaining at least 65% of its portfolio assets in certain housing and consumer-related assets such as:

o loans made to purchase, refinance, construct, improve or repair domestic residential housing;

o    home equity loans;

o    most mortgage-backed securities;

o    stock issued by the Federal Home Loan Bank of Cincinnati; and

o    direct or indirect obligations of the FDIC.

         A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with certain restrictions on its operations.

         At September 30, 2001, the qualified thrift investments of the Bank were approximately 76.2% of its portfolio assets.

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

         As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2001, the Bank had $7.9 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

         At September 30, 2001, the federal income tax reserves of the Bank included $4.9 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the recent conversion, the retained earnings of the Bank are substantially restricted.

         Distributions. If Peoples were to distribute cash or property to its stockholders, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause Peoples to have additional taxable income. A distribution is from accumulated bad debt reserves if (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to its stock is a non-qualified distribution to the extent that, for federal income tax purposes,

o    it is in redemption of its shares,

o    it is pursuant to a liquidation of the institution, or

o in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits.

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

o    depreciation, and

o    75% of the excess (if any) of:

          (1) alternative minimum taxable income determined without regard to this preference and prior to reduction by net operating losses, over

          (2)  adjusted current earnings as defined in the Code.

         Peoples has not been subject to the alternative minimum tax or had any such amounts available as credits for carry-over.

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

         Peoples' federal income tax returns for the tax years ended 2000, 1999 and 1998 are open under the statute of limitations and are subject to review by the IRS. Peoples has not been audited by the IRS during the last five years.

State Taxation

         Ohio Taxation. Peoples is subject to the Ohio corporation franchise tax, which is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

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

         The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the Bank's book net worth determined in accordance with generally accepted accounting principles. As a "financial institution", the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, Peoples is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties

         At September 30, 2001, Peoples conducted its business from its main office in West Chester, Ohio and branch offices in Lebanon, Blanchester, Cheviot and North Bend and three branch offices in Cincinnati. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Peoples at September 30, 2001.


                                                                                         Net Book Value
                                                                                         of Property and
                                                                                            Leasehold
                                                                          Lease          Improvements at       Deposits at
                                                 Owned or              Expiration         September 30,       September 30,
                                                  Leased                  Date                2001                2001
                                                                                                   (In thousands)
Main Office:
6100 West Chester Road
  West Chester, Ohio  45069                       Owned                   N/A                $2,312             $16,212

Branch Offices:
11 South Broadway
  Lebanon, Ohio  45036                            Owned                   N/A                   740              70,589
112 E. Main Street
  Blanchester, Ohio  45107                        Leased                  06/03                  -               10,591
3924 Isabella Avenue
  Cincinnati, Ohio  45209                         Owned                   N/A                     9              15,217
3621 Harrison Avenue
  Cheviot, Ohio  45211                            Owned                   N/A                   366              47,454
3663 Ebenezer Road
  Cincinnati, Ohio  45248                         Owned                   N/A                   264              12,301
7522 Hamilton Avenue
  Cincinnati, Ohio  45231                         Owned                   N/A                 1,321              56,094
125 Miami Avenue
  North Bend, Ohio  45052                         Owned                   N/A                    13               4,605

Item 3. Legal Proceedings

         The Bank and Peoples are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 3 of Peoples' 2001 Annual Report to Stockholders filed as Exhibit 13 hereto ("2001 Annual Report").

Item 6. Selected Financial Data

         The information required herein is incorporated from pages 4 and 5 of the 2001 Annual Report.

Item 7. Management's Discussion and Analysis or Plan of Operation

         The information required herein is incorporated by reference from pages 6 to 19 of the 2001 Annual Report.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The information required herein is incorporated from pages 16 to 17 of the 2001 Annual Report.

Item 8. Financial Statements and Supplementary Data

         The information required herein is incorporated by reference from pages 20 to 48 of the 2001 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information required herein is incorporated by reference from the Registrant's Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K ("Proxy Statement").

Item 11. Executive Compensation

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2001 Annual Report:

               Report of Independent Certified Public Accountants.

               Consolidated Statements of Financial Condition as of September 30, 2001 and 2000.

               Consolidated Statements of Earnings for the Years Ended September 30, 2001, 2000 and 1999.

               Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.

               Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.

               Notes to Consolidated Financial Statements.

         The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

    No.        Exhibits

    3.1        Certificate of Incorporation of Peoples Community Bancorp, Inc.*
    3.2        Bylaws of Peoples Community Bancorp, Inc.*
      4        Stock Certificate of Peoples Community Bancorp, Inc.*
     13        Annual Report to Stockholders for
               the Year Ended September 30, 2001
     21        List of Subsidiaries
               (See "Item I. Business - Subsidiaries" in this Form 10-K)


-----------------------------

         * Incorporated herein by reference from Peoples' Registration Statement on Form S-1 filed with the SEC on December 17, 1999.

         (b)   Reports filed on Form 8-K.

                  Peoples filed a Form 8-K under Item 5 on August 28, 2001 to report the execution of an Agreement and Plan of Reorganization, dated August 23, 2001, regarding the acquisition of Kenwood Bancorp and Kenwood Savings by Peoples and the Bank. No financial statements were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PEOPLES COMMUNITY BANCORP, INC.

                                      By:/s/Jerry D. Williams
                                         -------------------------------------
                                             Jerry D. Williams
                                             President, Chief Executive Officer
                                               and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Jerry D. Williams                                       December 28, 2001
---------------------------------------------
Jerry D. Williams
President, Chief Executive
  Officer and Director
(principal executive officer)



/s/Thomas J. Noe                                           December 28, 2001
---------------------------------------------
Thomas J. Noe
Chief Financial Officer and Director
(principal financial and accounting officer)



/s/Paul E. Hasselbring                                     December 28, 2001
---------------------------------------------

Paul E. Hasselbring
Chairman of the Board and
Director



/s/John E. Rathkamp                                        December 28, 2001
---------------------------------------------
John E. Rathkamp
Chief Lending Officer, Secretary and Director

/s/Zane M. Brant                                             December 28, 2001
-----------------------------------
Zane M. Brant
Director



/s/John L. Buchanan                                          December 28, 2001
-----------------------------------
John L. Buchanan
Director



/s/Donald L. Hawke                                           December 28, 2001
-----------------------------------
Donald L. Hawke
Director



/s/James R. Van DeGrift                                      December 28, 2001
-----------------------------------
James R. Van DeGrift
Director



/s/Nicholas N. Nelson                                        December 28, 2001
-----------------------------------
Nicholas N. Nelson
Director