Form 10-Q
period 2001-12-31
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2002-02-14
CIK 1100983

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2001
                                ----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949
                    ---------

                         PEOPLES COMMUNITY BANCORP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          31-1686242
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

                6100 West Chester Road, West Chester, Ohio 45069
------------------------------------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: (513) 870-3530

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No  [   ]

As of February 12, 2002, the latest practicable date, 2,483,733 shares of the registrant's common stock, no par value, were issued and outstanding.











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

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                     December 31,         September 30,
         ASSETS                                                                              2001                  2001
Cash and due from banks                                                                  $  5,321              $  9,839
Interest-bearing deposits in other financial institutions                                   3,866                 4,756
                                                                                          -------               -------
         Cash and cash equivalents                                                          9,187                14,595

Investment securities designated as available for sale - at market                          1,398                 1,364
Mortgage-backed securities designated as available for sale -
  at market                                                                                10,092                    -
Loans receivable - net                                                                    405,622               377,727
Office premises and equipment - at depreciated cost                                         9,292                 8,662
Real estate acquired through foreclosure                                                       33                    -
Federal Home Loan Bank stock - at cost                                                      7,989                 7,880
Accrued interest receivable on loans                                                        1,984                 1,883
Accrued interest receivable on mortgage-backed securities                                      41                    -
Prepaid expenses and other assets                                                           5,114                   396
Goodwill, net of accumulated amortization                                                   2,843                 2,957
Deferred federal income taxes                                                                 981                   506
                                                                                          -------               -------

         Total assets                                                                    $454,576              $415,970
                                                                                          =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $249,193              $233,063
Advances from the Federal Home Loan Bank                                                  147,000               140,000
Advances by borrowers for taxes and insurance                                                 253                   312
Accrued interest payable                                                                      296                    78
Other liabilities                                                                           2,686                 2,959
Accrued federal income taxes                                                                3,037                   780
Guaranteed preferred beneficial interests in junior
  subordinated debentures                                                                  12,500                    -
                                                                                          -------               -------
         Total liabilities                                                                414,965               377,192

Stockholders' equity
  Common stock - 10,000,000 shares of $.01 par value authorized;
    2,483,733 shares issued                                                                    25                    25
  Additional paid-in capital                                                               23,219                23,139
  Retained earnings - restricted                                                           16,883                16,298
  Shares acquired by stock benefit plan                                                      (619)                 (666)
  Accumulated comprehensive income (loss), unrealized gains (losses)
    on securities designated as available for sale,  net of related tax effects               103                   (18)
                                                                                          -------               -------
         Total stockholders' equity                                                        39,611                38,778
                                                                                          -------               -------

         Total liabilities and stockholders' equity                                      $454,576              $415,970
                                                                                          =======               =======

                         Peoples Community Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                                               2001                2000
Interest income
  Loans                                                                                      $7,435              $4,115
  Mortgage-backed securities                                                                     93               1,427
  Investment securities                                                                           4                  87
  Interest-bearing deposits and other                                                           134                  58
                                                                                              -----               -----
         Total interest income                                                                7,666               5,687

Interest expense
  Deposits                                                                                    2,648               1,888
  Borrowings                                                                                  1,444               2,135
                                                                                              -----               -----
         Total interest expense                                                               4,092               4,023
                                                                                              -----               -----

         Net interest income                                                                  3,574               1,793

Provision for losses on loans                                                                 1,057                 150
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                2,517               1,643

Other income
  Gain on securities transactions                                                                -                  833
  Gain on sale of office premises and equipment                                                  89                  -
  Other operating                                                                               195                 117
                                                                                              -----               -----
         Total other income                                                                     284                 950

General, administrative and other expense
  Employee compensation and benefits                                                            912                 705
  Occupancy and equipment                                                                       282                 151
  Federal deposit insurance premiums                                                             10                   7
  Franchise taxes                                                                               112                  64
  Data processing                                                                                81                  70
  Other operating                                                                               338                 222
  Amortization and other charges related to goodwill                                            114                 467
                                                                                              -----               -----
         Total general, administrative and other expense                                      1,849               1,686
                                                                                              -----               -----

         Earnings before income taxes                                                           952                 907

Federal income taxes
  Current                                                                                       903                 518
  Deferred                                                                                     (536)                  4
                                                                                              -----               -----
         Total federal income taxes                                                             367                 522
                                                                                              -----               -----

         NET EARNINGS                                                                        $  585              $  385
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.24                $.20
                                                                                                ===                 ===

           Diluted                                                                             $.24                $.20
                                                                                                ===                 ===

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                                                               2001                2000

Net earnings                                                                                   $585              $  385

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of taxes of $62 and $611 for the respective periods                                     121               1,187

  Reclassification adjustment for realized gains included
    in earnings, net of tax of $283 in 2000                                                      -                 (550)
                                                                                                ---               -----

Comprehensive income                                                                           $706              $1,022
                                                                                                ===               =====

Accumulated comprehensive income                                                               $103              $2,024
                                                                                                ===               =====

                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 2001              2000
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $   585            $  385
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (106)              (37)
    Amortization expense of stock benefit plan                                                    127                -
    Amortization and other charges related to goodwill                                            114               467
    Depreciation and amortization                                                                 121                48
    Provision for losses on loans                                                               1,057               150
    Federal Home Loan Bank stock dividends                                                       (109)             (129)
    Gain on securities transactions                                                                -               (833)
    Gain on sale of office premises and equipment                                                 (89)               -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (101)               61
      Accrued interest receivable on mortgage-backed securities                                   (41)              (53)
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                           -                  2
      Prepaid expenses and other assets                                                        (4,718)              101
      Accrued interest payable                                                                    218              (477)
      Other liabilities                                                                          (332)              (29)
      Federal income taxes
        Current                                                                                 2,257               522
        Deferred                                                                                 (536)                4
                                                                                               ------             -----
         Net cash provided by (used in) operating activities                                   (1,553)              182

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed securities                                                      (10,000)                -
  Principal repayments on mortgage-backed securities                                               56                698
  Proceeds from sale of mortgage-backed securities designated
    as available for sale                                                                          -              19,830
  Principal repayments on loans                                                                36,876              9,573
  Loan disbursements                                                                          (68,195)           (28,782)
  Proceeds from sale of loan participations                                                     2,440                 -
  Purchase of office premises and equipment                                                      (794)              (861)
  Proceeds from sale of office premises and equipment                                             132                 -
                                                                                               ------             ------
         Net cash provided by (used in) investing activities                                  (39,485)               458

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                  16,130             (3,448)
  Proceeds from Federal Home Loan Bank advances                                                23,300              2,000
  Repayments of Federal Home Loan Bank advances                                               (16,300)                -
  Proceeds from issuance of junior subordinated debentures                                     12,500                 -
                                                                                               ------             ------
         Net cash provided by (used in) financing activities                                   35,630             (1,448)
                                                                                               ------             ------

Net decrease in cash and cash equivalents                                                      (5,408)              (808)

Cash and cash equivalents at beginning of period                                               14,595              4,627
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $ 9,187            $ 3,819
                                                                                               ======             ======

                         Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 2001              2000
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $1,000            $   -
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $3,874            $4,500
                                                                                                =====             =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                       $  121            $  637
                                                                                                =====             =====

  Transfers from loans to real estate acquired through
    foreclosure                                                                                $   33            $  194
                                                                                                =====             =====

  Loans disbursed to facilitate sale of real estate acquired
    through foreclosure                                                                        $   -             $  412
                                                                                                =====             =====

                         Peoples Community Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 2001 and 2000


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Immediately following the Merger and Conversion, the Company acquired Harvest Home Financial Corporation ("Harvest Home") for consideration of $7.9 million in cash and 787,733 shares of common stock. Under the terms of the agreement, each share of Harvest Home's common stock was exchanged for a combination of $9.00 per share in cash plus new common shares of the Company with a value of $9.00. The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts were not restated.

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

                         Peoples Community Bancorp, Inc.

          For the three month periods ended December 31, 2001 and 2000


4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 66,640 and 85,680 unallocated ESOP shares, totaled 2,417,093 and 1,892,053 for the three month periods ended December 31, 2001 and 2000, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share totaled 2,438,336 for the three month period ended December 31, 2001. There were 21,243 incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share. The Company had no dilutive or potentially dilutive securities during the period ended December 31, 2000.

5.  Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting units' fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

                         Peoples Community Bancorp, Inc.

          For the three month periods ended December 31, 2001 and 2000


5.  Effects of Recent Accounting Pronouncements (continued)

An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 144. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

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

If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. The adoption of SFAS No. 142, which is required for the Company effective October 1, 2002, is expected to result in the elimination of goodwill amortization approximating $460,000 on an annual basis beginning in fiscal 2003. Management is unable to predict the effect of any future impairment charges on the Company's financial position or results of operations.

                         Peoples Community Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


General

The Company's profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also depends, to a lesser extent, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

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


Discussion of Financial Condition Changes from September 30, 2001 to December 31, 2001

At December 31, 2001, the Company's assets totaled $454.6 million, an increase of $38.6 million, or 9.3%, compared to the $416.0 million total at September 30, 2001. The increase in assets was comprised primarily of a $27.9 million increase in loans, which was funded primarily by $16.1 million of growth in deposits and by a $7.0 million increase in advances from the Federal Home Loan Bank.

Cash and cash equivalents decreased by $5.4 million from September 30, 2001 levels, to a total of $9.2 million at December 31, 2001. Mortgage-backed securities totaled $10.1 million at December 31, 2001, whereas the Company held no mortgage-backed securities at September 30, 2001. The purchase of $10.0 million in mortgage-backed securities during the quarter was primarily funded by the redeployment of interest-bearing deposits and the increase in deposits.

Loans receivable increased by $27.9 million, or 7.4%, during the three-month period ended December 31, 2001, to a total of $405.6 million. Loan disbursements for the quarter amounted to $68.2 million, which were partially offset by principal repayments of $36.9 million. Loan originations during the three-month period ended December 31, 2001 were comprised primarily of $39.7 million of loans secured by one- to four-family residential real estate, $11.8 million of loans secured by multi-family real estate, $9.5 million of non-residential and land loans and $7.2 million in commercial lines of credit and other loans.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2001 to December 31, 2001 (continued)

The allowance for loan losses totaled $4.8 million at December 31, 2001 compared to $3.7 million at September 30, 2001. Due to the overall growth in the loan portfolio, as well as the composition of the loan portfolio, $1.1 million was added through the provision for losses on loans during the quarter ended December 31, 2001. The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-family, nonresidential and commercial real estate, as well as unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk. The allowance represented 1.15% and 0.87% of total loans at December 31, 2001 and September 30, 2001, respectively. The allowance for loan losses represented 319.2% and 467.7% of nonperforming loans as of December 31, 2001 and September 30, 2001, respectively. Nonperforming and nonaccrual loans totaled $1.5 million and $783,000 at December 31, 2001 and September 30, 2001, respectively. Nonperforming loans at December 31, 2001 were predominantly comprised of loans secured by one- to four-family residential real estate. It is management's belief that such loans are adequately collateralized and no unreserved losses are anticipated on such nonperforming loans. Although management believes that its allowance for loan losses at December 31, 2001 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $249.2 million at December 31, 2001, an increase of $16.1 million, or 6.9%, over September 30, 2001 levels. The increase in deposits was primarily attributable to management's efforts to maintain deposit growth through marketing strategies. Proceeds from deposit growth were generally used to fund new loan originations.

Advances from the FHLB totaled $147.0 million at December 31, 2001, an increase of $7.0 million, or 5.0%, compared to September 30, 2001 totals. Advances totaling $16.3 million were primarily repaid from the proceeds of sales of trust preferred securities during the period, while new advances of $23.3 million were obtained, generally to fund new loan originations.

In November 2001, a Delaware statutory business trust owned by the Company (the "Trust"), issued $12.5 million of mandatorily redeemable debt securities. A portion of the proceeds from the debt securities issued by the Trust are included in the Bank's regulatory capital, specifically as a component of tangible and core capital. The subordinated debentures are the sole assets of the Trust, and the Company owns all of the common securities of the Trust. The net proceeds received by the Company from the sale of the debt securities were primarily used to fund new loan originations and to repay FHLB advances.

Stockholders' equity totaled $39.6 million at December 31, 2001, an increase of $833,000, or 2.1%, over September 30, 2001 levels. The increase resulted primarily from net earnings of $585,000, amortization of the stock benefit plans totaling $127,000 and an increase in net unrealized gains on available for sale securities totaling $121,000 during the period.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2001, the Bank's regulatory capital was well in excess of the minimum capital requirements.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2001 and 2000

General

The inclusion of the accounts of Market, which the Company acquired in March 2001, in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the three month period ended December 31, 2001, compared to the same period in 2000. The consolidated statement of earnings for the three month period ended December 31, 2000 was not restated for the acquisition.

Net earnings amounted to $585,000 for the three months ended December 31, 2001, an increase of $200,000, or 51.9%, compared to the $385,000 of net earnings reported for the same period in 2000. The increase in earnings resulted primarily from a $1.8 million increase in net interest income and a $155,000 decrease in the provision for federal income taxes, which were partially offset by a $907,000 increase in the provision for losses on loans, a $163,000 increase in general, administrative and other expense and a $666,000 decrease in other income.

Net Interest Income

Interest income on loans increased by $3.3 million, or 80.7%, during the three-month period ended December 31, 2001, compared to the 2000 period, due primarily to a $191.3 million increase in the average portfolio balance outstanding, partially offset by a 48 basis point decrease in the weighted-average yield period to period. The increase in the average balance was due to continued strong loan origination while the decrease in the rate reflected a general decrease in market rates. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $1.3 million, or 85.3%, due primarily to a $81.2 million decrease in the average balance of the related assets and a 232 basis point decrease in the weighted-average yield period to period.

Interest expense on deposits increased by $760,000, or 40.3%, due primarily to an increase of approximately $89.1 million in the average balance of deposits outstanding, partially offset by a 64 basis point decrease in the weighted-average cost of deposits period to period. Interest expense on borrowings decreased by $691,000, or 32.4%, due primarily to a 269 basis point decrease in the average cost of borrowings, partially offset by a $19.1 million increase in the average balance of borrowings outstanding. The decreases in the average yield on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.8 million, or 99.3%, to a total of $3.6 million for the three months ended December 31, 2001. The interest rate spread increased to 3.06% for the three months ended December 31, 2001, from 1.71% for the 2000 period, while the net interest margin increased to 3.40% for the three months ended December 31, 2001, compared to 2.31% for the same period in 2000. The increase in the interest rate spread was due in large part to the continued origination of higher yielding multi-family, commercial real estate and unsecured loans.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2001 and 2000 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.1 million for the three-month period ended December 31, 2001, compared to $150,000 recorded in the same quarter in 2000. The provision recorded during the current three-month period was due primarily to growth in the loan portfolio, taking into account the change in risk in the portfolio exemplified by multi-family, nonresidential and commercial real estate loans, as well as an increase in unsecured lines of credit. While management believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $284,000 for the three months ended December 31, 2001, compared to the $950,000 recorded for the three months ended December 31, 2000. The decrease was due to the absence of $833,000 in gains on securities transactions recorded during the quarter ended December 31, 2000. However, other income was augmented by a $78,000, or 66.7%, increase in other operating income, due primarily to the growth in transaction accounts during the period, and a gain on sale of office premises and equipment of $89,000 recognized upon sale of a branch location acquired in the Market acquisition.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.8 million for the three months ended December 31, 2001, an increase of $163,000, or 9.7%, compared to the same period in fiscal 2000. This increase resulted primarily from a $207,000, or 29.4%, increase in employee compensation and benefits, a $131,000, or 86.8%, increase in occupancy and equipment expense and a $116,000, or 52.3%, increase in other operating expense, which were partially offset by a decrease of $353,000, or 75.6%, in amortization and other charges related to goodwill. As previously discussed, the level of general, administrative and other expenses increased in the 2001 quarter over the 2000 quarter due to the effects of the Market acquisition. The increase in employee compensation and benefits was due primarily to an increase in staffing levels and an increase in costs associated with stock benefit plans. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with the new main office and additions and improvements made at several branch office locations. These improvements reflect the initial phase of the Company's previously announced commitment to expand its branch office network through the acquisition and construction of new branch facilities. The increase in other operating expense relates primarily to additional costs recognized for the operating and reporting requirements of a public stock company, as well as increased advertising costs and an increase in supervisory examination fees.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2001 and 2000 (continued)

General, Administrative and Other Expense (continued)

Additionally, the Company recognized a $343,000 increase in amortization and other charges related to goodwill during the quarter ending December 31, 2000. This goodwill was initially recorded in connection with the acquisition of Harvest Home. The increased goodwill charge was recorded following the sale of significant amounts of interest-earning assets and the corresponding retirement of the liabilities acquired in the Harvest Home combination.

Federal Income Taxes

The provision for federal income taxes totaled $367,000 for the three months ended December 31, 2001, a decrease of $155,000, or 29.7%, compared to the $522,000 provision recorded in the same period in 2000. This decrease resulted primarily from the effects of goodwill amortization and other charges recorded during the quarter ended December 31, 2000, which were nondeductible for federal income tax purposes, partially offset by the increase in earnings before taxes of $45,000 during the quarter ending December 31, 2001. The effective tax rates were 38.6% and 57.6% for the three months ended December 31, 2001 and 2000, respectively.


Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risk since the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2001.

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





Date:       February 14, 2002                  By: /s/Jerry D. Williams
       ----------------------------                -------------------------
                                                     Jerry D. Williams
                                                     President



Date:       February 14, 2002                  By: /s/Thomas J. Noe
       ----------------------------                -------------------------
                                                     Thomas J. Noe
                                                     Chief Financial Officer