Form 10-Q
period 2002-03-31
PEOPLES COMMUNITY BANCORP INC /DE/
filed 2002-05-15
CIK 1100983

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                                ---------------------------------------------

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

Yes [X]           No  [   ]

As of May 10, 2002, the latest practicable date, 2,505,663 shares of the registrant's common stock, no par value, were issued and outstanding.

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

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                        March 31,         September 30,
         ASSETS                                                                              2002                  2001
Cash and due from banks                                                                  $ 11,706              $  9,839
Interest-bearing deposits in other financial institutions                                   4,869                 4,756
                                                                                          -------               -------
         Cash and cash equivalents                                                         16,575                14,595

Investment securities designated as available for sale - at market                          1,353                 1,364
Mortgage-backed securities designated as available for sale -
  at market                                                                                 9,883                    -
Loans receivable - net                                                                    425,068               377,727
Office premises and equipment - at depreciated cost                                         9,730                 8,662
Real estate acquired through foreclosure                                                       33                    -
Federal Home Loan Bank stock - at cost                                                      8,841                 7,880
Accrued interest receivable on loans                                                        2,066                 1,883
Accrued interest receivable on mortgage-backed securities                                      41                    -
Prepaid expenses and other assets                                                           4,027                   396
Goodwill, net of accumulated amortization                                                   1,729                 2,957
Deferred federal income taxes                                                               1,003                   506
                                                                                          -------               -------

         Total assets                                                                    $480,349              $415,970
                                                                                          =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $244,770              $233,063
Advances from the Federal Home Loan Bank                                                  175,000               140,000
Advances by borrowers for taxes and insurance                                                 129                   312
Accrued interest payable                                                                      481                    78
Other liabilities                                                                           2,844                 2,959
Accrued federal income taxes                                                                3,978                   780
Guaranteed preferred beneficial interests in junior
  subordinated debentures                                                                  12,500                    -
                                                                                          -------               -------
         Total liabilities                                                                439,702               377,192

Stockholders' equity
  Common stock - 10,000,000 shares of $.01 par value authorized;
    2,505,663 shares issued                                                                    25                    25
  Additional paid-in capital                                                               23,538                23,139
  Retained earnings - restricted                                                           17,595                16,298
  Shares acquired by stock benefit plan                                                      (571)                 (666)
  Accumulated comprehensive income (loss), unrealized gains (losses)
    on securities designated as available for sale,  net of related tax effects                60                   (18)
                                                                                          -------               -------
         Total stockholders' equity                                                        40,647                38,778
                                                                                          -------               -------

         Total liabilities and stockholders' equity                                      $480,349              $415,970
                                                                                          =======               =======

                         Peoples Community Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                          Six months ended            Three months ended
                                                                              March 31,                    March 31,
                                                                         2002         2001            2002         2001
Interest income
  Loans                                                               $15,178     $  8,845          $7,743       $4,730
  Mortgage-backed securities                                              216        2,240             123          942
  Investment securities                                                     9          135               5           48
  Interest-bearing deposits and other                                     236          341             102          154
                                                                       ------       ------           -----        -----
         Total interest income                                         15,639       11,561           7,973        5,874

Interest expense
  Deposits                                                              4,956        3,780           2,308        1,892
  Borrowings                                                            2,598        3,938           1,154        1,803
                                                                       ------       ------           -----        -----
         Total interest expense                                         7,554        7,718           3,462        3,695
                                                                       ------       ------           -----        -----

         Net interest income                                            8,085        3,843           4,511        2,179

Provision for losses on loans                                           2,469          300           1,412          150
                                                                       ------       ------           -----        -----

         Net interest income after provision
           for losses on loans                                          5,616        3,543           3,099        2,029

Other income
  Gain on sale of branch premises and deposits                          1,620           -            1,531           -
  Gain on sale of mortgage-backed securities                               -         1,991              -         1,158
  Other operating                                                         174          220              97           35
                                                                       ------       ------           -----        -----
         Total other income                                             1,794        2,211           1,628        1,193

General, administrative and other expense
  Employee compensation and benefits                                    1,631        1,728             837        1,084
  Occupancy and equipment                                                 699          261             417          110
  Federal deposit insurance premiums                                       20           14              10            7
  Franchise taxes                                                         242          208             130          144
  Data processing                                                         169          160              88           90
  Other operating                                                         816          918             478          696
  Amortization and other charges related to goodwill                    1,228          581           1,114          114
                                                                       ------       ------           -----        -----
         Total general, administrative and other expense                4,805        3,870           3,074        2,245
                                                                       ------       ------           -----        -----

         Earnings before income taxes                                   2,605        1,884           1,653          977

Federal income taxes
  Current                                                               1,844          983             963          465
  Deferred                                                               (536)         (24)            (22)         (28)
                                                                       ------       ------           -----        -----
         Total federal income taxes                                     1,308          959             941          437
                                                                       ------       ------           -----        -----

         NET EARNINGS                                                 $ 1,297      $   925          $  712       $  540
                                                                       ======       ======           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.53         $.48            $.29         $.28
                                                                          ===          ===             ===          ===

           Diluted                                                       $.53         $.48            $.29         $.28
                                                                          ===          ===             ===          ===

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                      For the six months           For the three months
                                                                        ended March 31,               ended March 31,
                                                                     2002           2001            2002           2001
Net earnings                                                       $1,297         $  925            $712         $  540

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $40, $945,
    ($22) and $334 for the respective periods                          78          1,835             (43)           648

Reclassification adjustment for realized gains included
  in earnings, net of taxes of $677 and $394 for the
  respective periods                                                   -          (1,314)             -            (764)
                                                                    -----          -----             ---          -----

Comprehensive income                                               $1,375         $1,446            $669         $  424
                                                                    =====          =====             ===          =====

Accumulated comprehensive income                                   $   60         $1,908            $ 60         $1,908
                                                                    =====          =====             ===          =====

                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows provided (used in) by operating activities:
  Net earnings for the period                                                                $  1,297            $  925
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities, net                                                              -               (388)
    Amortization of deferred loan origination fees                                               (231)              (84)
    Amortization expense of stock benefit plan                                                    494                95
    Amortization and other charges related to goodwill                                          1,228               704
    Depreciation and amortization - net                                                           418               132
    Provision for losses on loans                                                               2,469               300
    Federal Home Loan Bank stock dividends                                                       (200)             (254)
    Gain on securities transactions                                                                -             (1,991)
    Gain on sale of branch premises and deposits                                               (1,620)               -
    Increase (decrease) in cash, net of acquisition of Market Financial
      Corporation, due to changes in:
      Accrued interest receivable on loans                                                       (183)              133
      Accrued interest receivable on mortgage-backed securities                                   (41)               52
      Prepaid expenses and other assets                                                           124                41
      Accrued interest payable                                                                    403              (524)
      Other liabilities                                                                          (298)              708
      Federal income taxes
        Current                                                                                  (557)              707
        Deferred                                                                                 (536)              (24)
                                                                                              -------            ------
         Net cash provided by operating activities                                              2,767               532

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                  -               6,000
  Proceeds from sale of investment securities designated as
    available for sale                                                                             -                 200
  Purchase of mortgage-backed securities                                                      (10,000)                -
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                                             -              51,061
  Principal repayments on mortgage-backed securities                                              245             10,740
  Principal repayments on loans                                                                76,292             28,310
  Loan disbursements                                                                         (142,266)           (94,107)
  Proceeds from sale of loan participations                                                     5,335                 -
  Purchase of office premises and equipment                                                    (1,529)            (2,262)
  Proceeds from sale of branch premises and deposits                                            2,724                 -
  Purchase of Federal Home Loan Bank stock                                                       (761)                -
  Acquisition of Market Financial Corporation common stock - net                                  -               (1,010)
                                                                                              -------             ------
         Net cash used in investing activities                                                (69,960)            (1,068)
                                                                                              -------             ------
         Net cash used in operating and investing activities
           (balance carried forward)                                                          (67,193)              (536)
                                                                                              -------             ------

                         Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the six months ended March 31,
                                 (In thousands)


                                                                                                 2002               2001
         Net cash used in operating and investing activities
           (balance brought forward)                                                         $(67,193)           $  (536)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                             21,673              3,077
  Proceeds from Federal Home Loan Bank advances                                                56,800             56,500
  Repayment of Federal Home Loan Bank advances                                                (21,800)           (56,000)
  Accounts payable to shareholders of acquired institutions                                        -               7,844
  Proceeds from issuance of junior subordinated debentures                                     12,500                 -
                                                                                              -------             ------
         Net cash provided by financing activities                                             69,173             11,421
                                                                                              -------             ------

Net increase in cash and cash equivalents                                                       1,980             10,885

Cash and cash equivalents at beginning of period                                               14,595              4,627
                                                                                              -------             ------

Cash and cash equivalents at end of period                                                   $ 16,575            $15,512
                                                                                              =======             ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                     $  2,447            $   719
                                                                                              =======             ======

    Interest on deposits and borrowings                                                      $  7,151            $ 8,125
                                                                                              =======             ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                     $     78            $ 1,835
                                                                                              =======             ======

  Transfers from loans to real estate acquired through foreclosure                           $     33            $   302
                                                                                              =======             ======

  Loans disbursed to facilitate sale of real estate acquired
    through foreclosure                                                                      $     50            $   412
                                                                                              =======             ======

  Fair value of assets received in acquisition of
     Market Financial Corporation                                                            $     -             $56,672
                                                                                              =======             ======

                         Peoples Community Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three month periods ended March 31, 2002 and 2001


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six and three month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Business Combinations

On March 30, 2001, Peoples Community Bancorp, Inc. (the "Company") acquired Market Financial Corporation ("Market") for consideration of $7.8 million in cash and 506,000 shares of common stock. Under the terms of the agreement, each share of Market's common stock was exchanged for a combination of cash and shares of the Company totaling $13.00 per share. The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts were not restated.

On April 26, 2002, the Company completed its acquisition of Kenwood Bancorp, Inc. for consideration of $25.22 per outstanding share, totaling $7.3 million in cash. The Company acquired $57.9 million in total assets and initially recorded approximately $3.5 million in goodwill as part of the transaction.

3.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Peoples Community Bank (the "Bank") and Peoples Bancorp Capital Trust I. All significant intercompany items have been eliminated.

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 57,120 unallocated ESOP shares, totaled 2,441,429 and 2,443,836 for the six and three month periods ended March 31, 2002, respectively. Weighted-average common shares deemed outstanding, which gives effect to 80,920 unallocated ESOP shares, totaled 1,922,013 for each of the six and three month periods ended March 31, 2001.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share totaled 2,465,460 and 2,470,695 for the six and three month periods ended March 31, 2002. There were 24,031 and 26,859 incremental shares for the six and three month periods ended March 31, 2002, respectively, related to the assumed exercise of stock options included in the calculation of diluted earnings per share. The Company had no dilutive or potentially dilutive securities during the period ended March 31, 2001.

                         Peoples Community Bancorp, Inc.

        For the six and three month periods ended March 31, 2002 and 2001


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

Within nine months of adopting SFAS No. 142, a company must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the fiscal year, of each reporting unit's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the fiscal year - would be required as soon as possible, but no later than the end of the fiscal year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, a company should disclose which segments might have to recognize an impairment loss and when the potential loss would be measured.

If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. The adoption of SFAS No. 142, which is required for the Company effective October 1, 2002, is expected to result in the elimination of goodwill amortization approximating $460,000, or $.19 per share, on an annual basis beginning in fiscal 2003. Management is unable to predict the effect of any future impairment charges on the Company's financial position or results of operations.

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


Discussion of Financial Condition Changes from September 30, 2001 to March 31, 2002

At March 31, 2002, the Company's assets totaled $480.3 million, an increase of $64.4 million, or 15.5%, compared to September 30, 2001. The increase in assets was comprised primarily of a $47.3 million increase in loans and a $9.9 million increase in mortgage-backed securities, which were funded primarily by a $47.5 million increase in borrowings and an $11.7 million increase in deposits.

Cash and cash equivalents increased by $2.0 million over September 30, 2001 levels, to a total of $16.6 million at March 31, 2002. Mortgage-backed securities totaled $9.9 million at March 31, 2002, whereas the Company held no mortgage-backed securities at September 30, 2001. The purchase of $10.0 million in mortgage-backed securities during the period was primarily funded by the increase in deposits.

Loans receivable increased by $47.3 million, or 12.5%, during the six-month period ended March 31, 2002, to a total of $425.1 million. Loan disbursements for the six-month period amounted to $142.3 million, which were partially offset by principal repayments of $76.3 million, loans sold in connection with the sale of branch operations totaling $9.6 million and loan participation sales totaling $5.3 million. Loan originations during the six-month period ended March 31, 2002 were comprised of $84.3 million of loans secured by one- to four-family residential real estate, $26.3 million of loans secured by multi-family real estate, $16.9 million of non-residential and land loans and $14.8 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $6.1 million at March 31, 2002 compared to $3.7 million at September 30, 2001. Due to the overall growth in the loan portfolio, a continuing change in the composition and the relative credit risk of the loan portfolio and a significant increase in nonperforming loans, $2.5 million was added through the provision for losses on loans during the six-month period ended March 31, 2002. Loans receivable, net increased $47.3 million, or 12.5%, to $425.1 million at March 31, 2002, compared to $377.7 million at September 30, 2001. In addition, the Company has continued to change its loan portfolio mix,

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2001 to March 31, 2002 (continued)

from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-family, nonresidential and commercial real estate, as well as unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk, as evidenced by the increase in nonperforming loans set forth below. Nonperforming loans totaled $4.5 million and $783,000 at March 31, 2002 and September 30, 2001, respectively. The $3.7 million increase in nonperforming loans resulted primarily from a $3.5 million loan concentration consisting primarily of a series of construction loans to a financially troubled builder. Management has thoroughly reviewed the Company's exposure to this builder, its lien position, the status of the relevant construction projects and other pertinent factors. Based upon such review and the Company's internal loan review and analysis procedures, the Company provided an additional $1.0 million to its allowance for loan losses due to this lending relationship. Presently, management does not anticipate any further unreserved loss with respect to the lending relationship. It is management's belief that the remaining $1.0 million of nonperforming loans, comprised of one to four family loans, is also adequately collateralized and no unreserved losses are presently anticipated on these nonperforming loans.

The allowance represented 1.42% and 0.87% of total loans at March 31, 2002 and September 30, 2001, respectively. The allowance for loan losses represented 111.4% and 467.7% of nonperforming loans as of March 31, 2002 and September 30, 2001, respectively. Although management believes that its allowance for loan losses at March 31, 2002 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $244.8 million at March 31, 2002, an increase of $11.7 million, or 5.0%, over September 30, 2001 levels. The increase in deposits was primarily attributable to management's efforts to maintain deposit growth through marketing strategies. Proceeds from deposit growth were generally used to fund new loan originations.

Advances from the FHLB totaled $175.0 million at March 31, 2002, an increase of $35.0 million, or 25.0%, compared to September 30, 2001 totals. Advances totaling $21.8 million were repaid during the period, while new advances of $56.8 million were obtained, generally to fund new loan originations.

In November 2001, a Delaware statutory business trust owned by the Company (the "Trust"), issued $12.5 million of mandatorily redeemable debt securities. A portion of the proceeds from the debt securities issued by the Trust is included in the Bank's regulatory capital, specifically as a component of tangible and core capital. The subordinated debentures are the sole assets of the Trust, and the Company owns all of the common securities of the Trust. The net proceeds received by the Company from the sale of the debt securities were primarily used to fund new loan originations and to repay FHLB advances.

Stockholders' equity totaled $40.6 million at March 31, 2002, an increase of $1.9 million, or 4.8%, over September 30, 2001 levels. The increase resulted primarily from net earnings of $1.3 million, amortization of the stock benefit plans totaling $494,000 and an increase in net unrealized gains on available for sale securities totaling $78,000 during the period.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2002, the Bank's regulatory capital was well in excess of the minimum capital requirements.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2002 and 2001

General

The inclusion of the accounts of Market, which the Company acquired in March 2001, in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the six and three month periods ended March 31, 2002, compared to the same periods in 2001. The consolidated statement of earnings for the six months ended March 31, 2001 was not restated for the acquisition.

Net earnings amounted to $1.3 million for the six months ended March 31, 2002, an increase of $372,000, or 40.2%, compared to the $925,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from a $4.2 million increase in net interest income, which was partially offset by a $2.2 million increase in the provision for losses on loans, a $935,000 increase in general, administrative and other expense, a $349,000 increase in the provision for federal income taxes and a $417,000 decrease in other income.

Net Interest Income

Interest income on loans increased by $6.3 million, or 71.6%, during the six-month period ended March 31, 2002, compared to the 2001 period, due primarily to a $184.0 million, or 82.2%, increase in the average portfolio balance outstanding, which was partially offset by a 46 basis point decrease in the weighted-average yield, to 7.44% in the 2002 period. The increase in the average balance was due to continued strong loan origination volume and the acquisition of Market, while the decrease in yield reflected a general decrease in market rates. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $2.3 million, or 83.0%, due primarily to a $61.4 million, or 81.8%, decrease in the average balance of the related assets and a 240 basis point decrease in the weighted-average yield, to 4.39% for the 2002 period. The proceeds from disposition of these assets were redeployed to fund new loan originations.

Interest expense on deposits increased by $1.2 million, or 31.1%, due primarily to an increase of approximately $87.4 million, or 58.7%, in the average balance of deposits outstanding, which was partially offset by an 88 basis point decrease in the weighted-average cost of deposits, to 4.20% in the 2002 period. Interest expense on borrowings decreased by $1.3 million, or 34.0%, due primarily to a 290 basis point decrease in the average cost of borrowings, to 3.23% in the 2002 period, which was partially offset by a $32.5 million, or 25.3%, increase in the average balance of borrowings outstanding year to year. Proceeds from deposits and borrowings were generally used to fund new loan originations during the period. The decreases in the average yield on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $4.2 million, or 110.4%, to a total of $8.1 million for the six months ended March 31, 2002, compared to the same period in 2001. The interest rate spread increased to 3.46% for the six months ended March 31, 2002, from 1.94% for the 2001 period, while the net interest margin increased to 3.75% for the six months ended March 31, 2002, compared to 2.49% for the same period in 2001. The increase in the interest rate spread was due in large part to the continued origination of higher yielding multi-family and commercial real estate loans and unsecured loans.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2002 and 2001 (continued)

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

The Company recorded a provision for losses on loans totaling $2.5 million for the six-month period ended March 31, 2002, compared to $300,000 recorded in the same period in 2001. The provision recorded during the current six-month period was due primarily to growth in the loan portfolio, a continuing change in the composition and the relative credit risk of the loan portfolio and a significant increase in nonperforming loans. Loans receivable, net increased $47.3 million, or 12.5%, to $425.1 million at March 31, 2002, compared to $377.7 million at September 30, 2001. In addition, the Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-family, nonresidential and commercial real estate, as well as unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk, as evidenced by the increase in nonperforming loans set forth below. Nonperforming loans totaled $4.5 million and $783,000 at March 31, 2002 and September 30, 2001, respectively. The $3.7 million increase in nonperforming loans resulted primarily from a $3.5 million loan concentration consisting primarily of a series of construction loans to a financially troubled builder. Management has thoroughly reviewed the Company's exposure to this builder, its lien position, the status of the relevant construction projects and other pertinent factors. Based upon such review and the Company's internal loan review and analysis procedures, the Company provided an additional $1.0 million to its allowance for loan losses due to this lending relationship. Presently, management does not anticipate any further unreserved loss with respect to the lending relationship. It is management's belief that the remaining $1.0 million of nonperforming loans, comprised of one to four family loans, is also adequately collateralized and no unreserved losses are presently anticipated on these nonperforming loans. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $1.8 million for the six months ended March 31, 2002, a decrease of $417,000, or 18.9%, compared to the $2.2 million recorded for the six months ended March 31, 2001. The decrease was due to the effects of a $2.0 million gain on securities transactions recorded during the six months ended March 31, 2001, which was partially offset by a $1.6 million gain on the sales of branch premises and deposits during the 2002 period.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2002 and 2001 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $4.8 million for the six months ended March 31, 2002, an increase of $935,000, or 24.2%, compared to the six month period ended March 31, 2001. This increase resulted primarily from a $438,000, or 167.8%, increase in occupancy and equipment and a $647,000, or 111.4%, increase in amortization and other charges related to goodwill, which were partially offset by a $102,000, or 11.1%, decrease in other operating expense and a $97,000, or 5.6%, decrease in employee compensation and benefits. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with the new main office and additions and improvements made at several branch office locations. These improvements reflect the continuing effects of the Company's previously announced commitment to expand its branch office network through the acquisition and construction of new branch facilities.

The Company recognized a $647,000 increase in amortization and other charges related to goodwill during the six months ending March 31, 2002. This goodwill was initially recorded in connection with the acquisition of Harvest Home. The increased goodwill charge during the current six-month period was a result of the loss of deposits from the Harvest Home acquisition, which resulted in a corresponding loss in net interest income. The decrease in other operating expense was due primarily to the absence of merger-related charges associated with the Company's acquisition of Market in March 2001. The decrease in employee compensation and benefit expense resulted primarily from an increase in deferred loan origination costs attendant to the increase in loan volume year to year.

Federal Income Taxes

The provision for federal income taxes totaled $1.3 million for the six months ended March 31, 2002, an increase of $349,000, or 36.4%, compared to the $959,000 provision recorded in the same period in 2001. This increase resulted primarily from an increase in earnings before taxes of $721,000, or 38.3%, coupled with the effects of merger expenses from the 2001 six-month period, which were nondeductible for federal income tax purposes. The Company's effective tax rates were 50.2% and 50.9% for the six-month periods ended March 31, 2002 and 2001, respectively.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001

General

Net earnings amounted to $712,000 for the three months ended March 31, 2002, an increase of $172,000, or 31.9%, compared to the $540,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from a $2.3 million increase in net interest income and a $435,000 increase in other income, which were partially offset by a $1.3 million increase in the provision for losses on loans, an $829,000 increase in general, administrative and other expense and a $504,000 increase in provision for federal income taxes.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001 (continued)

Net Interest Income

Interest income on loans increased by $3.0 million, or 63.7%, during the three-month period ended March 31, 2002, compared to the 2001 period, due primarily to a $178.8 million, or 74.8%, increase in the average portfolio balance outstanding, which was partially offset by a 50 basis point decrease in the weighted-average yield, to 7.41% for the 2002 period. The increase in the average balance was due to continued strong loan origination volume while the decrease in yield reflected a general decrease in market rates. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $914,000, or 79.9%, due primarily to a $45.4 million, or 75.6%, decrease in the average balance of the related assets and a 217 basis point decrease in the weighted-average yield to 4.41% in the 2002 period. The proceeds from disposition of these assets were redeployed to fund new loan originations.

Interest expense on deposits increased by $416,000, or 22.0%, due primarily to an increase of approximately $88.4 million, or 59.1%, in the average balance of deposits outstanding, which was partially offset by a 118 basis point decrease in the weighted-average cost of deposits, to 3.88% for the 2002 period. Interest expense on borrowings decreased by $649,000, or 36.0%, due primarily to a 292 basis point decrease in the average cost of borrowings, to 2.68% for the 2002 period, which was partially offset by a $43.5 million, or 33.7%, increase in the average balance of borrowings outstanding. The proceeds from deposits and borrowings were generally used to fund new loan originations during the period. The decreases in the average yield on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.3 million, or 107.0%, to a total of $4.5 million for the three months ended March 31, 2002, compared to the same quarter in 2001. The interest rate spread increased to 3.83% for the three months ended March 31, 2002, from 2.30% for the 2001 period, while the net interest margin increased to 4.08% for the three months ended March 31, 2002, compared to 2.82% for the same period in 2001. The increase in the interest rate spread was due in large part to the continued origination of higher yielding loans secured by multi-family and commercial real estate, as well as unsecured loans.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The Company recorded a provision for losses on loans totaling $1.4 million for the three-month period ended March 31, 2002, compared to $150,000 recorded in the same quarter in 2001. The provision recorded during the current three-month period was due primarily to growth in the loan portfolio, a continuing change in the composition and the relative credit risk of the loan portfolio and a significant increase in nonperforming loans. Loans receivable, net increased $47.3 million, or 12.5%, to $425.1 million at March 31, 2002, compared to $377.7 million at September 30, 2001. In addition, the Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-family, nonresidential and commercial real estate, as well as unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

credit risk, as evidenced by the increase in nonperforming loans set forth below. Nonperforming loans totaled $4.5 million and $783,000 at March 31, 2002 and September 30, 2001, respectively. The $3.7 million increase in nonperforming loans resulted primarily from a $3.5 million loan concentration consisting primarily of a series of construction loans to a financially troubled builder Management has thoroughly reviewed the Company's exposure to this builder, its lien position, the status of the relevant construction projects and other pertinent factors. Based upon such review and the Company's internal loan review and analysis procedures, the Company provided an additional $1.0 million to its allowance for loan losses due to this lending relationship. Presently, management does not anticipate any further unreserved loss with respect to the lending relationship. It is management's belief that the remaining $1.0 million of nonperforming loans, comprised of one to four family loans, is also adequately collateralized and no unreserved losses are presently anticipated on these nonperforming loans. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $1.6 million for the three months ended March 31, 2002, an increase of $435,000, or 36.5%, compared to the $1.2 million recorded for the three months ended March 31, 2001. The increase was due to a $1.5 million gain on the sale of branch premises and deposits, coupled with a $62,000 increase in other operating income, which were partially offset by the effects of $1.2 million in gains on securities transactions recorded during the quarter ended March 31, 2001.

General, Administrative and Other Expense

General, administrative and other expense totaled $3.1 million for the three months ended March 31, 2002, an increase of $829,000, or 36.9%, compared to the same quarter in 2001. This increase resulted primarily from a $307,000, or 279.1%, increase in occupancy and equipment expense and an increase of $1.0 million in amortization and other charges related to goodwill, which were partially offset by a $247,000, or 22.8%, decrease in employee compensation and benefits, and a $218,000, or 31.3%, decrease in other operating expenses. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with the new main office and additions and improvements made at several branch office locations. These improvements reflect the continuing effects of the Company's previously announced commitment to expand its branch office network through the acquisition and construction of new branch facilities.

The Company recognized a $1.0 million increase in amortization and other charges related to goodwill during the quarter ended March 31, 2002. This goodwill was initially recorded in connection with the acquisition of Harvest Home. The increased goodwill charge was a result of the loss of deposits from the Harvest Home acquisition, which resulted in a corresponding loss of net interest income. The decrease in employee compensation and benefits expense was due primarily to an increase in deferred loan origination costs attendant to the increase in loan volume year to year.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $941,000 for the three months ended March 31, 2002, an increase of $504,000, or 115.3%, compared to the $437,000 provision recorded in the 2001 quarter. This increase resulted primarily from the increase in earnings before taxes of $676,000, or 69.2%, coupled with the effects of merger expenses included in the 2001 three-month period, which were nondeductible for federal income tax purposes. The Company's effective tax rates were 56.9% and 44.7% for the three-month periods ended March 31, 2002 and 2001, respectively.


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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On February 27, 2002, the Company held its Annual Meeting of Shareholders. Four matters were submitted to the shareholders for a vote. The shareholders elected three directors to terms expiring in 2005 by the following votes:

                                                For                   Withheld
         Donald L. Hawke                       1,836,638                4,047
         Thomas J. Noe                         1,836,638                4,047
         James R. VanDeGrift                   1,833,638                7,047

         The shareholders elected one director to a term expiring in 2004 by the following votes:

                                                  For                 Withheld
         John E. Rathkamp                      1,836,638                4,047

         The shareholders adopted the proposal to reincorporate the Company in the State of Maryland by the following votes:

              For:  1,252,980         Against:  34,932       Abstain:  539,798

         The shareholders also ratified the selection of Grant Thornton LLP as the Company's auditors for the 2002 fiscal year by the following votes:

              For:  1,831,069         Against:  8,105         Abstain:  1,511

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





Date:    May 14, 2002                       By: /s/Jerry D. Williams
       ---------------------                    --------------------------
                                                Jerry D. Williams
                                                President



Date:    May 14, 2002                       By: /s/Thomas J. Noe
       ---------------------                    --------------------------
                                                Thomas J. Noe
                                                Chief Financial Officer