Form 10-Q
period 2002-06-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2002-08-14
CIK 1100983

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2002
                                ----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949
                    ---------

                         PEOPLES COMMUNITY BANCORP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            31-1686242
------------------------------------                    ----------------------
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

Yes [X]           No  [   ]

As of August 12, 2002, the latest practicable date, 2,512,638 shares of the registrant's common stock, no par value, were issued and outstanding.

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

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                         June 30,         September 30,
         ASSETS                                                                              2002                  2001
Cash and due from banks                                                                  $  7,878              $  9,839
Interest-bearing deposits in other financial institutions                                   8,863                 4,756
                                                                                          -------               -------
         Cash and cash equivalents                                                         16,741                14,595

Investment securities designated as available for sale - at market                          1,347                 1,364
Mortgage-backed securities designated as available for sale -
  at market                                                                                22,993                    -
Mortgage-backed securities designated as held to maturity -
  at cost (approximate market value of $88)                                                    84                    -
Loans receivable - net                                                                    488,202               377,727
Office premises and equipment - at depreciated cost                                        10,981                 8,662
Real estate acquired through foreclosure                                                      409                    -
Federal Home Loan Bank stock - at cost                                                      9,790                 7,880
Accrued interest receivable on loans                                                        2,302                 1,883
Accrued interest receivable on mortgage-backed securities                                      98                    -
Prepaid expenses and other assets                                                           2,328                   396
Goodwill, net of accumulated amortization                                                   4,989                 2,957
Deferred federal income taxes                                                                 871                   506
                                                                                          -------               -------

         Total assets                                                                    $561,135              $415,970
                                                                                          =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $328,023              $233,063
Advances from the Federal Home Loan Bank and other
  borrowings                                                                              174,422               140,000
Advances by borrowers for taxes and insurance                                                 173                   312
Accrued interest payable                                                                      308                    78
Other liabilities                                                                           3,277                 2,959
Accrued federal income taxes                                                                  822                   780
Guaranteed preferred beneficial interests in junior
  subordinated debentures                                                                  12,500                    -
                                                                                          -------               -------
         Total liabilities                                                                519,525               377,192

Stockholders' equity
  Common stock - 10,000,000 shares of $.01 par value authorized; 2,512,638 and
    2,505,663 shares issued, as of June 30, 2002 and
    September 30, 2001, respectively                                                           25                    25
  Additional paid-in capital                                                               23,538                23,139
  Retained earnings - restricted                                                           18,513                16,298
  Shares acquired by stock benefit plan                                                      (524)                 (666)
  Accumulated comprehensive income (loss), unrealized gains (losses)
    on securities designated as available for sale,  net of related tax effects                58                   (18)
                                                                                          -------               -------
         Total stockholders' equity                                                        41,610                38,778
                                                                                          -------               -------

         Total liabilities and stockholders' equity                                      $561,135              $415,970
                                                                                          =======               =======

                         Peoples Community Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         Nine months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         2002         2001            2002         2001
Interest income
  Loans                                                               $23,686      $15,117          $8,508       $6,272
  Mortgage-backed securities                                              228        2,628              12          388
  Investment securities                                                    14          202               5           67
  Interest-bearing deposits and other                                     378          530             142          189
                                                                       ------       ------           -----        -----
         Total interest income                                         24,306       18,477           8,667        6,916

Interest expense
  Deposits                                                              7,446        6,305           2,490        2,525
  Borrowings                                                            3,906        5,376           1,308        1,438
                                                                       ------       ------           -----        -----
         Total interest expense                                        11,352       11,681           3,798        3,963
                                                                       ------       ------           -----        -----

         Net interest income                                           12,954        6,796           4,869        2,953

Provision for losses on loans                                           3,769        1,382           1,300        1,082
                                                                       ------       ------           -----        -----

         Net interest income after provision
           for losses on loans                                          9,185        5,414           3,569        1,871

Other income
  Gain on sale of securities                                               -         4,512              -         2,521
  Gain on sale of branch premises and deposits                          1,820           -              200           -
  Other operating                                                         265          515              91          295
                                                                       ------       ------           -----        -----
         Total other income                                             2,085        5,027             291        2,816

General, administrative and other expense
  Employee compensation and benefits                                    2,583        2,938             952        1,210
  Occupancy and equipment                                               1,210          462             511          201
  Federal deposit insurance premiums                                       35           23              15            9
  Franchise taxes                                                         370          355             128          147
  Data processing                                                         270          277             101          117
  Other operating                                                       1,407        1,161             591          243
  Goodwill amortization                                                 1,342        1,620             114        1,039
                                                                       ------       ------           -----        -----
         Total general, administrative and other expense                7,217        6,836           2,412        2,966
                                                                       ------       ------           -----        -----

         Earnings before income taxes                                   4,053        3,605           1,448        1,721

Federal income taxes
  Current                                                               2,374        1,941             530          958
  Deferred                                                               (536)         (24)             -            -
                                                                       ------       ------           -----        -----
         Total federal income taxes                                     1,838        1,917             530          958
                                                                       ------       ------           -----        -----

         NET EARNINGS                                                 $ 2,215      $ 1,688          $  918       $  763
                                                                       ======       ======           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.91         $.81            $.38         $.32
                                                                          ===          ===             ===          ===

           Diluted                                                       $.90         $.81            $.37         $.32
                                                                          ===          ===             ===          ===

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the nine months           For the three months
                                                                        ended June 30,                 ended June 30,
                                                                     2002           2001            2002           2001
Net earnings                                                       $2,215         $1,688            $918         $  763

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $39, $923, $(1)
    and $(22) for the respective periods                               76          1,792              (2)           (43)

  Reclassification adjustment for realized gains included
    in earnings, net of tax of  $1,534 and $857
    for the respective periods                                         -          (2,978)             -          (1,664)
                                                                    -----          -----              --          -----

Comprehensive income (loss)                                        $2,291         $  502            $916         $ (944)
                                                                    =====          =====             ===          =====

Accumulated comprehensive income                                   $   58         $  201            $ 58         $  201
                                                                    =====          =====             ===          =====

                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                $  2,215           $ 1,688
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
       mortgage-backed securities, net                                                            264              (405)
    Amortization of deferred loan origination fees                                               (497)             (180)
    Amortization expense of stock benefit plan                                                    541               143
    Amortization and other charges related to goodwill                                          1,342             1,743
    Depreciation and amortization - net                                                           769               230
    Provision for losses on loans                                                               3,769             1,382
    Federal Home Loan Bank stock dividends                                                       (313)             (391)
    Gain on securities transactions                                                                -             (4,512)
    Gain on sale of branch premises and deposits                                               (1,820)               -
    Increase (decrease) in cash, net of acquisition of Market Financial Corporation and Kenwood Bancorp, due to changes in:
      Accrued interest receivable on loans                                                       (217)               14
      Accrued interest receivable on mortgage-backed securities                                   (79)               -
      Prepaid expenses and other assets                                                        (5,622)           (1,580)
      Accrued interest payable                                                                    117              (586)
      Other liabilities                                                                           216             1,153
      Federal income taxes
        Current                                                                                 3,728             1,665
        Deferred                                                                                 (536)              (24)
                                                                                              -------            ------
         Net cash provided by operating activities                                              3,877               340

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                  -               7,200
  Proceeds from sale of investment securities designated as
      available for sale                                                                           -               3,902
  Purchase of mortgage-backed securities                                                      (20,264)                -
  Principal repayments on mortgage-backed securities                                              815             14,419
  Proceeds from sale of mortgage-backed securities designated as
       available for sale                                                                          -              70,858
  Proceeds from sale of loan participations                                                     6,460              3,907
  Principal repayments on loans                                                               106,245             65,727
  Loan disbursements                                                                         (197,562)          (171,234)
  Purchase of office premises and equipment                                                    (1,778)            (3,638)
  Proceeds from sale of branch premises and deposits                                            3,218                 -
  Purchase of Federal Home Loan Bank stock                                                       (970)                -
  Acquisition of Market Financial Corporation common stock - net                                   -              (1,010)
  Cash received in acquisition of Kenwood Bancorp - net                                         2,042                -
                                                                                              -------            -------
         Net cash used in investing activities                                               (101,794)            (9,869)
                                                                                              -------            -------

         Net cash used in operating and investing activities
           (balance carried forward)                                                          (97,917)            (9,529)
                                                                                              -------            -------

                         Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                                 2002              2001
         Net cash used in operating and investing activities
           (balance brought forward)                                                         $(97,917)           $(9,529)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                             56,494             16,829
  Advances by borrowers for taxes and insurance                                                  (364)                 1
  Proceeds from Federal Home Loan Bank advances and other borrowings                           77,250             70,500
  Repayment of Federal Home Loan Bank advances                                                (45,817)           (70,000)
  Proceeds from issuance of junior subordinated debentures                                     12,500                 -
                                                                                              -------             ------
         Net cash provided by financing activities                                            100,063             17,330
                                                                                              -------             ------

Net increase in cash and cash equivalents                                                       2,146              7,801

Cash and cash equivalents at beginning of period                                               14,595              4,627
                                                                                              -------             ------

Cash and cash equivalents at end of period                                                   $ 16,741            $12,428
                                                                                              =======             ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                     $  2,000            $   994
                                                                                              =======             ======

    Interest on deposits and borrowings                                                      $ 11,122            $12,149
                                                                                              =======             ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                     $     76            $(1,186)
                                                                                              =======             ======

  Transfers from loans to real estate acquired through foreclosure                           $    523            $  310
                                                                                              =======             ======

  Loans disbursed to facilitate sale of real estate acquired through
    foreclosure                                                                              $    135            $  412
                                                                                              =======             ======

  Fair value of assets received in acquisition of:
    Market Financial Corporation                                                             $     -             $56,672
                                                                                              =======             ======

    Kenwood Bancorp                                                                          $ 59,990            $   -
                                                                                              =======             ======

                         Peoples Community Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the nine and three month periods ended June 30, 2002 and 2001


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine and three month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

On April 26, 2002, the Company completed its acquisition of Kenwood Bancorp, Inc. ("Kenwood") for consideration of $25.22 per outstanding share, totaling $7.9 million in cash. The Company acquired $56.6 million in total assets and initially recorded approximately $3.4 million in goodwill as part of the transaction.

3.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Peoples Community Bank (the "Bank") and Peoples Bancorp Capital Trust I. All significant intercompany items have been eliminated.

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 52,360 unallocated ESOP shares, totaled 2,443,894 and 2,448,825 for the nine and three month periods ended June 30, 2002, respectively. Weighted-average common shares deemed outstanding, which gives effect to 80,920 unallocated ESOP shares, totaled 2,083,462 and 2,402,813 for each of the nine and three month periods ended June 30, 2001, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share totaled 2,470,022 and 2,479,185 for the nine and three-month periods ended June 30, 2002. There were 26,128 and 30,360 incremental shares for the nine and three-month periods ended June 30, 2002, respectively, related to the assumed exercise of stock options included in the calculation of diluted earnings per share. The Company had no dilutive or potentially dilutive securities during the periods ended June 30, 2001.

                         Peoples Community Bancorp, Inc.

        For the nine and three month periods ended June 30, 2002 and 2001


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


Discussion of Financial  Condition  Changes from  September 30, 2001 to June 30,
2002

At June 30, 2002, the Company's assets totaled $561.1 million, an increase of $145.2 million, or 34.9%, compared to September 30, 2001. The increase in assets resulted primarily from the acquisition of Kenwood, which increased total assets by $60.0 million, total deposits by $48.4 million and borrowings by $3.0 million. Additionally, the increase in assets was funded by growth in deposits of $46.5 million and a $31.4 million increase in borrowings.

Cash and cash equivalents increased by $2.1 million over September 30, 2001 levels, to a total of $16.7 million at June 30, 2002. This increase was due primarily to the $2.0 million of cash and interest-bearing deposits acquired in the Kenwood transaction. Mortgage-backed securities totaled $23.1 million at June 30, 2002, whereas the Company held no mortgage-backed securities at September 30, 2001. The purchase of $20.3 million in mortgage-backed securities during the period was funded primarily by the increase in deposits. In addition, $3.7 million in mortgage-backed securities were acquired in the Kenwood transaction.

Loans receivable increased by $110.5 million, or 29.2%, during the nine-month period ended June 30, 2002, to a total of $488.2 million. The Company obtained $40.3 million in loans through the acquisition of Kenwood, while loan disbursements for the nine-month period amounted to $197.6 million, which were partially offset by principal repayments of $106.2 million. Loan originations during the nine-month period ended June 30, 2002 were comprised of $110.3 million of loans secured by one- to four-family residential real estate, $35.4 million of loans secured by multi-family real estate, $30.4 million of loans secured by non-residential real estate and land and $21.5 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $7.7 million at June 30, 2002 compared to $3.7 million at September 30, 2001. The acquisition of Kenwood contributed $276,000 to the level of the allowance during the nine month period ended June 30, 2002 and the additional $3.8 million was added through the provision for losses on loans due to the overall growth in the loan portfolio, a continuing change in the composition and the relative credit risk of the loan portfolio and a significant increase in nonperforming loans. The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2001 to June 30, 2002 (continued)

family, nonresidential and commercial real estate, as well as unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk, as evidenced by the increase in nonperforming loans set forth below. Nonperforming loans totaled $7.5 million and $783,000 at June 30, 2002 and September 30, 2001, respectively. The $6.7 million increase in nonperforming loans resulted primarily from a $3.5 million loan concentration consisting mostly of a series of construction loans to a financially troubled builder. Management has thoroughly reviewed the Company's exposure to this builder, its lien position, the status of the relevant construction projects and other pertinent factors. Based upon such review and the Company's internal loan review and analysis procedures, the Company provided an additional $1.0 million to its allowance for loan losses due to this lending relationship. Presently, management does not anticipate any further unreserved loss with respect to the lending relationship. Additionally, the increase in nonperforming loans resulted from a $3.2 million multi-family real estate loan. Management's review of this loan indicates that this loan is adequately reserved and no additional loss is anticipated on this loan. It is management's belief that the remaining $800,000 of nonperforming loans, comprised primarily of one- to four-family loans, are adequately reserved and no unreserved losses are presently anticipated on these nonperforming loans.

The allowance represented 1.55% and 0.87% of total loans at June 30, 2002 and September 30, 2001, respectively. The allowance for loan losses represented 103.5% and 467.7% of nonperforming loans as of June 30, 2002 and September 30, 2001, respectively. Although management believes that its allowance for loan losses at June 30, 2002 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $328.0 million at June 30, 2002, an increase of $95.0 million, or 40.7%, over September 30, 2001 levels. The increase in deposits was primarily attributable to the addition of $48.4 million in deposits in connection with the acquisition of Kenwood, as well as management's efforts to maintain deposit growth through marketing strategies. Proceeds from deposit growth were generally used to fund new loan originations and the aforementioned purchases of mortgage-backed securities.

Advances from the FHLB and other borrowings totaled $174.4 million at June 30, 2002, an increase of $34.4 million, or 24.6%, compared to September 30, 2001 totals. Advances of $3.0 million acquired in the Kenwood acquisition and new advances totaling $77.2 million obtained during the period, were partially offset by $45.8 million in repayments during the period. Proceeds obtained from the advances were generally used to fund new loan originations.

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

Stockholders' equity totaled $41.6 million at June 30, 2002, an increase of $2.8 million, or 7.3%, over September 30, 2001 levels. The increase resulted primarily from net earnings of $2.2 million, amortization of the stock benefit plans totaling $541,000 and an increase in net unrealized gains on available for sale securities totaling $76,000 during the period.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June 30, 2002, the Bank's regulatory capital was well in excess of the minimum capital requirements.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2002 and 2001

General

The inclusion of the accounts of Market and Kenwood, which the Company acquired in March 2001 and April 2002, respectively, in transactions accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the nine month period ended June 30, 2002 compared to the nine month period ended June 30, 2001. The consolidated statement of earnings for the nine month period ended June 30, 2001 was not restated for the acquisition.

Net earnings amounted to $2.2 million for the nine months ended June 30, 2002, an increase of $527,000, or 31.2%, compared to the $1.7 million of net earnings reported for the same period in fiscal 2001. The increase in earnings resulted primarily from a $6.2 million increase in net interest income, which was partially offset by a $2.4 million increase in the provision for losses on loans, a $2.9 million decrease in other income and a $381,000 increase in general, administrative and other expense.

Net Interest Income

Interest income on loans increased by $8.6 million, or 56.7%, during the nine-month period ended June 30, 2002, compared to the 2001 period, due primarily to a $174.1 million, or 68.5%, increase in the average portfolio balance outstanding, which was partially offset by a 56 basis point decrease in the weighted-average yield, to 7.37% in the 2002 period. The increase in the average balance was due to continued strong loan origination volume and the acquisition of Kenwood, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of adjustable rate loans, as well as the downward repricing of new loans relative to loans in the portfolio. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $2.7 million, or 81.5%, due primarily to a $45.4 million, or 63.6%, decrease in the average balance of the related assets and a 309 basis point decrease in the weighted-average yield, to 3.18% for the 2002 period. The proceeds from disposition of these assets were redeployed to fund new loan originations.

Interest expense on deposits increased by $1.1 million, or 18.1%, due primarily to an increase of approximately $85.6 million, or 51.8%, in the average balance of deposits outstanding, which was partially offset by a 112 basis point decrease in the weighted-average cost of deposits, to 3.96% in the 2002 period. Interest expense on borrowings decreased by $1.5 million, or 27.3%, due primarily to a 252 basis point decrease in the average cost of borrowings, to 3.06% in the 2002 period, which was partially offset by a $41.9 million, or 32.6%, increase in the average balance of borrowings outstanding year to year. The decreases in the average yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the first six months of 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $6.2 million, or 90.6%, to a total of $13.0 million for the nine months ended June 30, 2002, compared to the same period in 2001. The interest rate spread increased to 3.54% for the nine months ended June 30, 2002, from 2.26% for the 2001 period, while the net interest margin increased to 3.80% for the nine months ended June 30, 2002, compared to 2.78% for the same period in 2001. The increase in the interest rate spread was due in large part to the continued origination of higher yielding loans secured by multi-family and commercial real estate, as well as unsecured loans, coupled with the decreased cost of interest-bearing liabilities.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2002 and 2001 (continued)

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

The Company recorded a provision for losses on loans totaling $3.8 million for the nine-month period ended June 30, 2002, compared to $1.4 million recorded in the same period in 2001. The provision recorded during the current nine-month period was due primarily to growth in the loan portfolio, a continuing change in the composition and the relative credit risk of the loan portfolio and a significant increase in nonperforming loans. Loans receivable, net increased $110.5 million, or 29.2%, to $488.2 million at June 30, 2002, compared to $377.7 million at September 30, 2001. In addition, the Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-family, nonresidential and commercial real estate, as well as unsecured loans. Loans secured by multi-family, nonresidential and commercial real estate amounted to an aggregate balance of approximately $169.0 million and $128.3 million at June 30, 2002 and September 30, 2001, respectively, while loans secured by one- to four-family residential real estate totaled $322.1 million and $252.5 million at those respective dates. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk, as evidenced by the increase in nonperforming loans set forth below. Nonperforming loans totaled $7.5 million and $783,000 at June 30, 2002 and September 30, 2001, respectively. The $6.7 million increase in nonperforming loans resulted primarily from a $3.5 million loan concentration consisting mostly of a series of construction loans to a financially troubled builder. Management has thoroughly reviewed the Company's exposure to this builder, its lien position, the status of the relevant construction projects and other pertinent factors. Based upon such review and the Company's internal loan review and analysis procedures, the Company provided an additional $1.0 million to its allowance for loan losses due to this lending relationship. Presently, management does not anticipate any further unreserved loss with respect to the lending relationship. Additionally, the increase in nonperforming loans resulted from a $3.2 million multi-family real estate loan. Management's review of this loan indicates that this loan is adequately reserved. It is management's belief that the remaining $800,000 of nonperforming loans, comprised of one to four family loans, are adequately reserved and no unreserved losses are presently anticipated on nonperforming loans. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $2.1 million for the nine months ended June 30, 2002, a decrease of $2.9 million, or 58.5%, compared to the $5.0 million recorded for the nine months ended June 30, 2001. The decrease was due to the effects of a $4.5 million gain on securities transactions recorded during the nine months ended June 30, 2001, which was partially offset by a $1.8 million gain on the sales of branch premises and deposits during the 2002 period. No gain on sale of securities was recognized during the 2002 period.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2002 and 2001 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $7.2 million for the nine months ended June 30, 2002, an increase of $381,000, or 5.6%, compared to the nine month period ended June 30, 2001. This increase resulted primarily from a $748,000, or 161.9%, increase in occupancy and equipment and a $246,000, or 21.2%, increase in other operating expense, which were partially offset by a $278,000, or 17.2%, decrease in amortization and other charges related to goodwill and a $355,000, or 12.1%, decrease in employee compensation and benefits. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with the new main office and additions and improvements made at several branch office locations. These improvements reflect the continuing effects of the Company's previously announced commitment to expand its branch office network through the acquisition and construction of new branch facilities.

The increase in other operating expense was due primarily to increases in legal and advertising expenses, and pro-rata increases related to the Company's overall growth year to year. The decrease in amortization and other charges related to goodwill was a result of the effects of an acceleration of the goodwill charge during the nine months ended June 30, 2001, due to the sale of significant amounts of interest-earning assets acquired in the Harvest Home acquisition in fiscal 2000. The decrease in employee compensation and benefit expense was primarily due to a $465,000 charge recorded for vested obligations under a retirement plan during the nine months ended June 30, 2001, which was partially offset by normal merit increases.

Federal Income Taxes

The provision for federal income taxes totaled $1.8 million for the nine months ended June 30, 2002, a decrease of $79,000, or 4.1%, compared to the $1.9 million provision recorded in the same period in 2001. This decrease resulted primarily from the effects of merger expenses from the 2001 nine-month period, which were nondeductible for federal income tax purposes, partially offset by a decrease in nondeductible goodwill amortization and an increase in earnings before taxes of $448,000, or 12.4%. The Company's effective tax rates were 45.3% and 53.2% for the nine-month periods ended June 30, 2002 and 2001, respectively.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2002 and 2001

General

The inclusion of the accounts of Kenwood, which the Company acquired in April 2002, in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001. The consolidated statement of earnings for the three month period ended June 30, 2001 was not restated for the acquisition.

Net earnings amounted to $918,000 for the three months ended June 30, 2002, an increase of $155,000, or 20.3%, compared to the $763,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from a $1.9 million increase in net interest income, a $554,000 decrease in general, administrative and other expense and a $428,000 decrease in provision for federal income taxes, partially offset by a $2.5 million decrease in other income and a $218,000 increase in the provision for losses on loans.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2002 and 2001 (continued)

Net Interest Income

Interest income on loans increased by $2.2 million, or 35.7%, during the three-month period ended June 30, 2002, compared to the 2001 period, due primarily to a $150.7 million, or 47.4%, increase in the average portfolio balance outstanding, which was partially offset by a 63 basis point decrease in the weighted-average yield, to 7.26% for the 2002 period. The increase in the average balance was due to the acquisition of Kenwood and the continued strong loan origination volume, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of adjustable rate loans, as well as the downward repricing of new loans relative to loans in the portfolio. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other decreased by $485,000, or 75.3%, due primarily to a $14.4 million, or 31.6%, decrease in the average balance of the related assets and a 360 basis point decrease in the weighted-average yield, to 2.04% in the 2002 period. The proceeds from disposition of these assets were redeployed to fund new loan originations.

Interest expense on deposits decreased by $35,000, or 1.4%, due primarily to a 150 basis point decrease in the weighted-average cost of deposits, to 3.57% for the 2002 period, which was partially offset by an increase of approximately $79.7 million, or 40.0%, in the average balance of deposits outstanding. Interest expense on borrowings decreased by $130,000, or 9.0%, due primarily to a 161 basis point decrease in the average cost of borrowings, to 2.76% for the 2002 period, which was partially offset by a $58.2 million, or 44.3%, increase in the average balance of borrowings outstanding. The proceeds from deposits and borrowings were generally used to fund new loan originations during the period. The decreases in the average yield on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the first six months of 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.9 million, or 64.9%, to a total of $4.9 million for the three months ended June 30, 2002, compared to the same quarter in 2001. The interest rate spread increased to 3.69% for the three months ended June 30, 2002, from 2.81% for the 2001 period, while the net interest margin increased to 3.90% for the three months ended June 30, 2002, compared to 3.25% for the same period in 2001. The increase in the interest rate spread was due in large part to the continued origination of higher yielding loans secured by multi-family and commercial real estate, as well as unsecured loans, coupled with the decreased cost of interest-bearing liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The Company recorded a provision for losses on loans totaling $1.3 million for the three-month period ended June 30, 2002, compared to $1.1 million recorded in the same quarter in 2001. The provision recorded during the current three-month period was due primarily to growth in the loan portfolio, a continuing change in the composition and the relative credit risk of the loan portfolio and a significant increase in nonperforming loans. Loans receivable, net increased $110.5 million, or 29.2%, to $488.2 million at June 30, 2002, compared to $377.7 million at September 30, 2001. In addition, the Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-family, nonresidential and commercial real estate, as well as unsecured loans. Although such loans typically carry higher interest rates and may have shorter

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk, as evidenced by the increase in nonperforming loans set forth below. Nonperforming loans totaled $7.5 million and $783,000 at June 30, 2002 and September 30, 2001, respectively. The $6.7 million increase in nonperforming loans resulted primarily from a $3.5 million loan concentration consisting primarily of a series of construction loans to a financially troubled builder. Management has thoroughly reviewed the Company's exposure to this builder, its lien position, the status of the relevant construction projects and other pertinent factors. Based upon such review and the Company's internal loan review and analysis procedures, the Company provided an additional $1.0 million to its allowance for loan losses due to this lending relationship. Presently, management does not anticipate any further unreserved loss with respect to the lending relationship. Additionally, the increase in nonperforming loans resulted from a $3.2 million multi-family real estate loan. Management's review of this loan indicates that this loan is adequately reserved. It is management's belief that the remaining $800,000 of nonperforming loans, comprised of one to four family loans, are adequately reserved and no unreserved losses are presently anticipated on nonperforming loans. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $291,000 for the three months ended June 30, 2002, a decrease of $2.5 million, or 89.7%, compared to the $2.8 million recorded for the three months ended June 30, 2001. The decrease was due to the effects of $2.5 million in gains on securities transactions recorded during the quarter ended June 30, 2001. No gains were recognized on sales of securities during the 2002 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.4 million for the three months ended June 30, 2002, a decrease of $554,000, or 18.7%, compared to the same quarter in 2001. This decrease resulted primarily from a decrease of $925,000, or 89.0%, in amortization and other charges related to goodwill and a $258,000, or 21.3%, decrease in employee compensation and benefits, which were partially offset by a $310,000, or 154.2%, increase in occupancy and equipment expense, and a $348,000, or 143.2%, increase in other operating expenses.

The decrease in amortization and other charges related to goodwill was a result of the effects of an acceleration of the goodwill charge during the three months ended June 30, 2001, due to the sale of significant amounts of interest-earning assets acquired in the Harvest Home acquisition in 2000. The decrease in employee compensation and benefits expense was due primarily to an increase in deferred loan origination costs attendant to the increase in loan volume year to year. The increase in occupancy and equipment expense reflects increased depreciation and maintenance costs associated with additions and improvements made at several branch office locations. These improvements reflect the continuing effects of the Company's previously announced commitment to expand its branch office network through the acquisition and construction of new branch facilities. The increase in other operating expense was due primarily to increased legal and advertising costs as well as pro-rata increases related to the Company's overall growth year to year.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2002 and 2001 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $530,000 for the three months ended June 30, 2002, a decrease of 428,000, or 44.7%, compared to the $958,000 provision recorded in the 2001 quarter. This decrease resulted primarily from the effects of merger expenses included in the 2001 three-month period, which were nondeductible for federal income tax purposes, coupled with a decrease in earnings before taxes of $273,000, or 15.9%. The Company's effective tax rates were 36.6% and 55.7% for the three-month periods ended June 30, 2002 and 2001, respectively.


Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-Q, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                         Peoples Community Bancorp, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:         None

         Exhibits:
           99.1                       Certification of Chief Executive Officer
           99.2                       Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 14, 2002                   By: /s/Jerry D. Williams
       ----------------------                  -------------------------------
                                                 Jerry D. Williams
                                                 President



Date:    August 14, 2002                   By: /s/Thomas J. Noe
       ----------------------                  -------------------------------
                                                 Thomas J. Noe
                                                 Chief Financial Officer