Form 10-K
period 2002-09-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2002-12-30
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  X      Annual report pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934

                  For the fiscal year ended September 30, 2002

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----       and Exchange Act of 1934

                         Commission File No.: 000-29949
                                              ---------

                         PEOPLES COMMUNITY BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Maryland                                      31-1686242
------------------------------------------          ---------------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)

6100 West Chester Road, West Chester, Ohio                     45069
------------------------------------------          ---------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (513) 870-3530
   ----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock (par value $.01 per share)
   ----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X       No
                                               -----        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [X]

As of December 27, 2002, the aggregate value of the 2,011,522 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 501,093 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $45.9 million. This figure is based on the closing sales price of $22.81 per share of the Registrant's Common Stock on December 27, 2002. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 16, 2002:  2,512,615

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2002 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year end are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                                     PART I

Item 1. Business

General

         Peoples Community Bancorp, Inc. ("Peoples" or the "Company") was organized in December 1999 at the direction of the Board of Directors of The People's Building, Loan and Savings Company, presently Peoples Community Bank, (the "Bank") for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from an Ohio-chartered mutual savings and loan association to a federally-chartered stock savings bank (the "Conversion"). (Unless the context otherwise requires, reference to Peoples includes the Bank). Peoples is a unitary savings and loan holding company whose assets consist primarily of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the issuance of Peoples shares to the public (the "Offering") retained by Peoples and Peoples' loan to the employee stock ownership plan (the "ESOP"). Peoples has no significant liabilities other than the issuance of junior subordinated debentures in fiscal 2002. The management of Peoples and the Bank are substantially identical and Peoples neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Bank is a federally-chartered stock savings bank that was originally organized in 1889. The Bank conducts its business from eleven offices in Hamilton, Warren, and Butler Counties in Ohio. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities. The Bank's primary lending emphasis has been, and continues to be, loans secured by first liens on single-family (one- to-four units) residential properties located in Hamilton, Warren and Butler Counties in Ohio. However, over the past two fiscal years, the Bank has placed an increasing emphasis on multi-family residential loans, commercial real estate and land loans, construction loans and commercial loans. As a result, as a percentage of the total loan portfolio, single-family residential loans have decreased from 72.7% at September 30, 2000 to 53.2% at September 30, 2002, while multi-family residential loans, commercial real estate and land loans, construction loans and commercial loans have increased during the same time period from 4.3% to 10.2%, 9.7% to 15.8%, 12.8% to 16.2% and 0.0% to 3.8%, respectively. At September 30,
2002, Peoples had $581.6 million in total assets, $369.1 million in deposits and $43.0 million of stockholders' equity.

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

         On March 30, 2001, the Company acquired Market Financial Corporation ("Market") for consideration of $7.8 million in cash and 527,930 shares of common stock. Under the terms of the agreement, each share of Market's common stock was exchanged for a combination of cash and/or shares of the Company totaling $13.00 per share. The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts were not restated.

         On January 18, 2002, the Bank sold $11.0 million in total loans and $9.9 million in total deposits to another financial institution pursuant to a Purchase and Assumption Agreement. These assets and liabilities had been assigned to the Bank's branch office located in Blanchester, Ohio.

         On April 26, 2002, the Company completed its acquisition of Kenwood Bancorp, Inc. ("Kenwood") for consideration of $25.22 per outstanding share, totaling $7.9 million in cash. Kenwood was merged with and into the Corporation and Kenwood's wholly-owned banking subsidiary, Kenwood Savings Bank, became a wholly-owned subsidiary of the Bank. The Company acquired $56.6 million in total assets and recorded approximately $3.4 million in goodwill as part of the transaction.

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


Peoples Lending Activities

         General. At September 30, 2002, the net loan portfolio of Peoples totaled $504.0 million, representing approximately 86.6% of total assets at that date. The principal lending activity of Peoples is the origination of one- to four-family residential and multi-family residential real estate loans. At September 30, 2002, residential loans (including construction loans secured by residential real estate) amounted to $382.4 million, or 75.9% of the net loan portfolio. In addition, Peoples originates commercial real estate and land loans and nonresidential construction loans. At September 30, 2002, commercial real estate and land loans totaled $88.0 million, or 17.5% of the net loan portfolio and nonresidential construction loans amounted to $17.8 million, or 3.5% of the net loan portfolio. Further, commercial loans amounted to $21.2 million, or 4.2% of the net loan portfolio at September 30, 2002. Peoples has placed an increased emphasis on multi-family residential loans, commercial real estate and land loans, construction loans and commercial loans over the last two fiscal years. The aggregate amount of these loans has increased to $256.3 million, or 50.8% of the net loan portfolio at September 30, 2002, compared to $56.5 million, or 28.8% of the net loan portfolio at September 30, 2000.

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

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus. However, loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2002, Peoples' regulatory limit on loans-to-one borrower was $8.8 million. All of Peoples' five largest loans or groups of loans-to-one borrower were performing in accordance with their terms at September 30, 2002. See "Asset Quality - Classified Assets."

     Loan Portfolio Composition. The following table sets forth the composition of Peoples' loans at the dates indicated.

                                                                     September 30,
                                                2002                      2001                       2000
                                                  Percent of                 Percent of                Percent of
                                         Amount      Total         Amount       Total        Amount       Total
                                                                 (Dollars in Thousands)
Mortgage loans:
  Single-family residential            $296,294       58.8%      $242,540         64.2%    $153,627         78.1%
  Multi-family residential               56,980       11.3         36,487          9.7        8,999          4.6
  Commercial real estate and land        88,029       17.5         65,842         17.4       20,440         10.4
  Construction loans                     90,002       17.9         62,982         16.7       27,056         13.8
                                        -------      -----        -------        -----      -------        -----
       Total mortgage loans             531,305      105.5        407,851        108.0      210,122        106.9

Commercial loans                         21,280        4.2          9,800          2.6           -             -
Consumer loans                            4,265        0.8          1,883          0.5        1,307          0.7
                                        -------      -----        -------        -----      -------        -----
       Total loans receivable           556,850      110.5        419,534        111.1      211,429        107.6

Less:
  Undisbursed portion of loans
    in process                          (43,144)      (8.6)       (36,782)        (9.7)     (13,546)        (6.9)
  Allowance for loan losses              (7,656)      (1.5)        (3,662)        (1.0)        (762)        (0.4)
  Deferred loan fees                     (2,038)      (0.4)        (1,363)        (0.4)        (636)        (0.3)
                                        -------      ------       -------        -----      -------        -----

Loans receivable, net                  $504,012      100.0%      $377,727        100.0%    $196,485        100.0%
                                        =======      =====        =======        =====      =======        =====

                                                             September 30,
                                                 1999                     1998
                                                    Percent of                 Percent of
                                          Amount       Total        Amount        Total
                                                       (Dollars in Thousands)
Mortgage loans:
  Single-family residential              $87,574        92.6%      $80,191         88.6%
  Multi-family residential                 1,588         1.7         1,611          1.8
  Commercial real estate and land          5,935         6.3         6,143          6.8
  Construction loans                       3,473         3.7         5,217          5.8
                                          ------       -----        ------        -----
       Total mortgage loans               98,570       104.3        93,162        103.0

Commercial loans                              -            -            -             -
Consumer loans                               133         0.1           141          0.2
                                          ------       -----        ------        -----
       Total loans receivable             98,703       104.4        93,303        103.2

Less:
  Undisbursed portion of loans
    in process                            (3,337)       (3.6)       (2,214)        (2.5)
  Allowance for loan losses                 (415)       (0.4)         (235)        (0.3)
  Deferred loan fees                        (400)       (0.4)         (406)        (0.4)
                                          ------       -----        ------        -----

Loans receivable, net                    $94,551       100.0%      $90,448        100.0%
                                          ======       =====        ======        =====

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

         Activity in Loans. The following table shows the activity in Peoples' loans during the periods indicated.

                                                                        Year Ended September 30,
                                                   2002            2001           2000           1999            1998
                                                                             (In Thousands)
Total loans held at beginning of period        $419,534        $211,429       $ 98,703        $93,303         $91,846
Originations of loans:
  Mortgage loans:
    Single-family residential (1)               130,584         128,515         51,281         28,236          21,552
    Multi-family residential                     38,038          36,446          4,886            484             900
    Commercial real estate and land              62,523          62,413         16,519          2,514           1,914
  Commercial loans                               26,656          12,394             -              -               -
  Consumer loans                                  3,775           1,344          1,037             50              55
                                                -------         -------        -------         ------          ------
        Total originations (2)                  261,576         241,112         73,723         31,284          24,421

Increase due to Harvest Home acquisition          -                  -          62,334             -               -
Increase due to Market acquisition                -              37,476             -              -               -
Increase due to Kenwood acquisition              40,326              -              -              -               -
                                                -------         -------        -------         ------          ------
        Total increases                         301,902         278,588        136,057         31,284          24,421

Transfers to real estate owned                     (620)           (197)          (110)            -               -
Charge-offs                                      (1,547)             -              (4)            -              (15)
Other increases (decreases) (3)                  (9,212)         22,285         10,772            121            (268)
Repayments                                     (153,207)        (92,571)       (33,989)       (26,005)        (22,681)
                                                -------         -------        -------         ------          ------
Net activity in loans                           137,316         208,105        112,726          5,400           1,457
                                                -------         -------        -------         ------          ------

Gross loans held at end of period              $556,850        $419,534       $211,429        $98,703         $93,303
                                                =======         =======        =======         ======          ======



(1)  Includes construction loan originations made during the fiscal year.
(2)  Undisbursed  portions  of loans in process  totaled  $43.1  million,  $36.8 million, and $13.5 million at September 30, 2002, 2001 and 2000, respectively.
(3) Includes loan participations sold of $6.7 million and $2.7 million in fiscal 2002 and 2001, respectively.

         Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples generally confines its lending activity to its primary market area of Warren, Butler and Hamilton Counties, Ohio. Subject to its loans-to-one borrower limitation, Peoples is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Peoples may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Peoples may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At September 30, 2002, Peoples was well within each of the above lending limits.

         One- to Four-Family Residential Real Estate Loans. The primary real estate lending activity of Peoples is the origination of loans secured by first mortgage liens on one- to four-family residences. At September 30, 2002, $296.3 million, or 58.8% of the net loan portfolio of Peoples consisted of conventional first mortgage, one- to four-family residential loans, compared to $242.5 million, or 64.2% at September 30, 2001.

         The loan-to-value ratio, maturity and other provisions of the loans made by Peoples generally have reflected Peoples' policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Peoples. Peoples' lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include "due-on-sale" clauses.

         The residential mortgage loans originated by Peoples consist of fixed rate and adjustable rate loans. Presently, the single-family fixed rate residential mortgage loans originated by Peoples have terms of up to 30 years. In addition, Peoples originates adjustable rate mortgage loans on which the interest rate adjusts every one or three years based upon the one-year or three-year rate on T-bills plus a specified margin. At September 30, 2002, $109.3 million, or 36.9% of our single-family residential loans were adjustable rate and $187.0 million, or 63.1% were fixed-rate. The single-family residential mortgage loans presently being originated by Peoples generally conform to Fannie Mae and Freddie Mac requirements.

         Multi-family Residential Loans. Peoples also originates multi-family (over four units) residential loans. Peoples' multi-family loans are primarily secured by apartment buildings. The multi-family residential mortgage loans of Peoples are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios are limited to 80%. At September 30, 2002, Peoples had $57.0 million in multi-family residential mortgage loans, which amounted to 11.3% of Peoples' net loan portfolio, compared to $36.5 million, or 9.7% of Peoples' net loan portfolio at September 30, 2001. Peoples intends to continue its increased emphasis on this type of lending.

         Commercial Real Estate and Land Loans. Peoples' commercial real estate and land loan portfolio primarily consists of loans secured by professional offices, small retail centers, warehouses and land for development purposes located within Peoples' primary market area. Commercial real estate and land loans amounted to $88.0 million, or 17.5% of the net loan portfolio at September 30, 2002, with an average loan balance of approximately $304,000. This compares to $65.8 million, or 17.4% at September 30, 2001, with an average loan balance of approximately $410,000.

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

         Construction Loans. At September 30, 2002, Peoples had approximately $90.0 million, or 17.9% of the net loan portfolio, in construction loans, compared to $63.0 million, or 16.7% of the total loan portfolio at September 30, 2001. The increase in construction loans during fiscal 2002 was due primarily to increased originations of construction loans to builders. The construction loans of Peoples are comprised largely of loans made to builders on a pre-sold basis, as well as, to a lesser extent, to builders for market homes. Peoples' construction loans to builders are generally made with a term not to exceed twelve months. Interest-only payments are required during the construction period, which is typically six to twelve months. Peoples generally limits the number of unsold homes under construction to its builders. This number is dependent on the reputation of the builder, the present exposure of the builder, the location of the property and the financial strength of the builder. In addition, loans made to borrowers to construct their homes are originated at one closing as a construction/permanent loan.

         Peoples also originates loans for the construction of commercial real estate such as small office buildings and warehouses. These loans are typically originated as construction/permanent loans with interest only payments during the construction period and converting to a permanent loan at the end of the construction period. These loans are generally made with a construction term of 12 months. The loan to value ratio is generally limited to 75% on these loans on an as completed basis. At September 30, 2002, nonresidential construction loans amounted to $17.8 million, or 3.5% of the net loan portfolio.

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

         Commercial Loans. Peoples' commercial loans consist primarily of unsecured lines of credit. At September 30, 2002, commercial loans amounted to $21.3 million, or 4.2% of Peoples' net loan portfolio, compared to $9.8 million, or 2.6% of the net loan portfolio at September 30, 2001.

         Consumer Loans. Peoples' consumer and other loans consist of loans secured by deposit accounts, automobiles and stock. At September 30, 2002, consumer and other loans amounted to $4.3 million, or 0.8% of Peoples' net loan portfolio, compared to $1.9 million, or 0.5% of Peoples' net loan portfolio as of September 30, 2001.

         Loan Origination and Other Fees. In addition to interest earned on loans, Peoples receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 2002, Peoples had $2.0 million of deferred loan fees compared to $1.4 million of deferred loan fees at September 30, 2001.

         Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of Peoples' loans at September 30, 2002 as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                             Principal Repayments Contractually Due
                                                                 in Year(s) Ended September 30,
                                                                                                                  Total at
                                                                       2006-      2008-      2014-    There-    September 30,
                                      2003       2004       2005       2007       2013       2018      after        2002
                                                                         (In Thousands)
Mortgage loans:
  Single-family residential        $ 6,730    $ 7,225    $ 7,758    $17,272  $  69,325    $70,504   $117,480     $296,294
  Multi-family residential           1,082      1,166      1,258      2,819     11,523     14,505     24,627       56,980
  Commercial real estate and land    6,831      7,387      7,989     17,980     47,842         -          -        88,029
  Construction loans                47,781     38,652      3,569         -          -          -          -        90,002
Commercial loans                     5,068      5,488      5,944      4,780         -          -          -        21,280
Consumer loans                       2,504      1,761         -          -          -          -          -         4,265
                                    ------     ------     ------     ------    -------     ------    -------      -------

         Total (1)                 $69,996    $61,679    $26,518    $42,851   $128,690    $85,009   $142,107     $556,850
                                    ======     ======     ======     ======    =======     ======    =======      =======



(1) Of the $486.9 million of loan principal payments contractually due after September 30, 2003, $191.4 million have fixed rates of interest and $295.5 million have adjustable rates of interest.

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

         Real estate acquired by Peoples as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Peoples had real estate owned of $97,000 and $110,000 at September 30, 2002 and 2000, respectively. There was no real estate owned at September 30, 2001.

         Delinquent Loans. The following table sets forth information concerning delinquent mortgage loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples' loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                         At September 30,
                                                  2002                         2001                       2000
                                               60-89 Days                   60-89 Days                 60-89 Days
                                               Delinquent                   Delinquent                 Delinquent
                                                         Percent                     Percent                  Percent
                                                         of Loan                     of Loan                  of Loan
                                           Amount       Category       Amount       Category        Amount    Category
                                                                     (Dollars in Thousands)
Mortgage loans:
  Single-family                            $3,027          1.02%       $1,904         .79%          $1,486        .97%
  Multi-family                                112           .20%           -          -  %             124       1.38%
  Commercial real estate and land             198           .22%          232         .35%              -          - %
                                            -----                       -----                        -----

         Total                             $3,337           .66%       $2,136         .57%          $1,610        .82%
                                            =====                       =====                        =====

         Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans, loans more than 90 days past due and still accruing interest and other real estate owned.

                                                                                     At September 30,
                                                                 2002         2001         2000         1999         1998
                                                                                  (Dollars in Thousands)
Loans past due 90 days or more and still accruing:
  Single-family residential                                    $   -          $ -        $   -        $  223         $147
  Commercial real estate and land                                  -            -            -           166           -
                                                                -----          ---        -----        -----          ---
         Total                                                     -            -            -           389          147

Non-accrual loans:
  Single-family residential                                     1,274          783        1,062          690          557
  Multi-family residential                                      3,217           -           194           -            -
  Commercial real estate and land                                 232           -            -            -            -
  Construction loans                                            2,769           -            -            -            -
  Commercial loans                                                 -            -            -            -            -
  Consumer loans                                                   -            -            -            -            -
                                                                -----          ---        -----        -----          ---
         Total non-accruing loans                               7,492          783        1,256          690          557
                                                                -----          ---        -----        -----          ---

         Total non-performing loans                             7,492          783        1,256        1,079          704

Other real estate owned, net                                       97           -           110           -            -
                                                                -----          ---        -----        -----          ---

         Total non-performing assets                           $7,589         $783       $1,366       $1,079         $704
                                                                =====          ===        =====        =====          ===

Non-performing assets to total assets                           1.30%        0.19%         0.43%        1.01%        0.66%
Non-performing loans to total loans-net                         1.49%        0.21%         0.64%        1.09%        0.75%

         The $6.7 million increase in nonperforming loans resulted primarily from a $3.5 million loan concentration consisting mostly of a series of construction loans to a financially troubled builder. Additionally, the increase in nonperforming loans resulted from a $3.2 million multi-family real estate loan. Management has considered these loan concentrations as a part of its overall evaluation of the adequacy of the Company's allowance for loan losses.

         If the $7.5 million of non-accruing and nonperforming loans of Peoples had been current in accordance with their terms during fiscal 2002, the gross income on such loans would have been approximately $602,000. A total of approximately $259,000 of interest income was actually recorded by Peoples on such loans in the fiscal year ended September 30, 2002.

         Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful may require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Peoples' total classified assets at September 30, 2002 amounted to $11.6 million, of which $9.7 million and $1.9 million were classified as substandard and special mention, respectively. The largest classified asset at September 30, 2002 consisted of a $3.2 million multi-family loan which was classified as substandard due to its delinquent status. The remaining $8.4 million of classified assets at September 30, 2002 consisted of approximately $7.7 million of residential real estate loans and $675,000 of commercial real estate and land loans.

         Allowance for Loan Losses. The allocation of the loan loss reserve based on particular types of loans at September 30, 2002 and 2001 was as follows:

                                                                   2002                              2001
                                                                       Percent of                         Percent of
                                                          Balance      total loans           Balance      total loans
                                                                           (Dollars in thousands)
Single family residential                                 $  954           53.2%             $  690            63.7%
Multi-family residential                                   1,015           10.2                 469             9.5
Commercial real estate and land                            1,428           15.8                 999            17.2
Construction loans                                         1,729           16.2                 281             6.9
Commercial loans                                           2,452            3.8               1,189             2.3
Consumer loans                                                78             .8                  34              .4
                                                           -----          -----               -----           -----

                                                          $7,656          100.0%             $3,662           100.0%
                                                           =====          =====               =====           =====

Prior to fiscal 2001, the loan portfolio of Peoples Bancorp consisted primarily of residential mortgage loans. Due to the predominance of residential mortgage loans, Peoples Bancorp did not allocate its respective allowance for loan losses to particular types of loans in years prior to fiscal 2001.

The loan loss allowance is maintained by management at a level considered sufficient to cover estimated losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Peoples increased its allowance for loan losses in fiscal 2002 by recording a $5.3 million provision for losses on loans due to an increase in the volume of loans, as well as changes in the composition of the loan portfolio and an increase in the level of nonperforming loans. The change in the composition of the loan portfolio included increases in multi-family residential loans, commercial real estate and land loans, construction loans and unsecured commercial lines of credit, which are generally considered to involve a higher degree of risk than single-family residential lending. The allowance for loan losses was further increased by $276,000 as a result of the acquisition of Kenwood. Peoples intends to continue to increase its allowance for loan losses as its loan portfolio increases and the composition of the portfolio changes. While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net earnings.

         The following table sets forth the activity in Peoples' allowance for loan losses during the periods indicated.

                                                                                Year Ended September 30,
                                                              2002          2001         2000         1999         1998
                                                                                 (Dollars in Thousands)
Allowance at beginning of period                            $3,662        $  762         $415         $240         $207
Increase due to Harvest Home Financial acquisition              -             -           195           -            -
Increase due to Market acquisition                              -            451           -            -            -
Increase due to Kenwood acquisition                            276            -            -            -            -
Provision for losses on loans                                5,265         2,449          156          175           48
Charge-offs:
  Single-family residential                                     -             -            (4)          -           (15)
  Multi-family residential                                      -             -            -            -            -
  Commercial real estate and land                               -             -            -            -            -
  Construction                                                  -             -            -            -            -
  Commercial                                                (1,547)           -            -            -            -
  Consumer and other loans                                      -             -            -            -            -
                                                             -----         -----          ---          ---          ---
         Total charge-offs                                  (1,547)           -            (4)          -           (15)
Recoveries:
  Single-family residential                                     -             -            -            -            -
  Multi-family residential                                      -             -            -            -            -
  Commercial real estate and land                               -             -            -            -            -
  Construction                                                  -             -            -            -            -
  Commercial                                                    -             -            -            -            -
  Consumer and other loans                                      -             -            -            -            -
                                                             -----         -----          ---          ---          ---
         Total recoveries                                       -             -            -            -            -
Net loans charged-off to allowance for loan losses          (1,547)           -            (4)          -           (15)
                                                             -----         -----          ---          ---          ---

Allowance at end of period                                  $7,656        $3,662         $762         $415         $240
                                                             =====         =====          ===          ===          ===

Allowance for loan losses to total nonperforming loans
  at end of period                                          102.19%      467.69%       60.67%        38.46%       34.09%

Allowance for loan losses to total loans at end of period     1.37%        0.87%        0.36%         0.42%        0.26%


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

         The following table sets forth information regarding the carrying value and fair value of Peoples' securities at the dates indicated.

                                                                            September 30,
                                                      2002                       2001                       2000
                                            Amortized       Fair       Amortized         Fair      Amortized       Fair
                                                 Cost      Value            Cost        Value           Cost      Value
                                                                           (In Thousands)
Available for sale:
  Mortgage-backed securities                  $18,479    $18,763          $   -        $   -        $ 93,943   $ 94,050
  U.S. Government and agency
    obligations                                    -          -               -            -           6,169      6,166
  FHLMC stock                                   1,391      1,199           1,391        1,364             48      2,045
  Other equity securities                          29         32              -            -              -          -
                                               ------     ------           -----        -----        -------    -------

         Total                                $19,899    $19,994          $1,391       $1,364       $100,160   $102,261
                                               ======     ======           =====        =====        =======    =======

Required investment:
  Federal Home Loan Bank stock                $ 9,907    $ 9,907          $7,880       $7,880       $  6,852   $  6,852
                                               ======     ======           =====        =====        =======    =======

         The following table sets forth the activity in Peoples' aggregate securities portfolio during the periods indicated.

                                                                                        Year Ended September 30,
                                                                                    2002            2001           2000
                                                                                             (In Thousands)
Securities at beginning of period                                                $ 9,244        $109,113       $  5,856
Purchases (1)                                                                     21,664             528         66,591
Sales of available for sale securities                                            (3,523)        (71,181)        (2,103)
Amortization of premiums and discounts                                              (264)            436            552
Repayments, prepayments and maturities                                            (1,730)        (37,112)       (14,305)
Securities acquired through acquisition - net                                      4,386           9,589         52,316
Increase (decrease) in unrealized gains on
  available-for-sale securities                                                      124          (2,129)           206
                                                                                  ------         -------        -------

Securities at end of period (2)                                                  $29,901        $  9,244       $109,113
                                                                                  ======         =======        =======



(1) Includes increases in Federal Home Loan Bank stock from purchases and dividends.

(2) At September 30, 2002, $18.8 million or 62.8% of Peoples' securities portfolio consisted of adjustable rate securities. At September 30, 2001, Peoples had no adjustable rate securities. At September 30, 2000, $89.9 million, or 82.4% of Peoples' securities portfolio consisted of adjustable rate securities.

The following table sets forth certain information regarding the maturities of Peoples' investment and mortgage-backed securities at September 30, 2002.

                                                                  Contractually Maturing
                                              Weighted              Weighted              Weighted                Weighted
                                     Under 1   Average       1-5     Average      6-10     Average     Over 10     Average
                                      Year      Yield       Years     Yield       Years     Yield       Years       Yield
                                                                  (Dollars in Thousands)
Mortgage-backed securities          $   -          - %      $ -          - %      $ -          - %     $18,763       5.00%
Equity securities                       32         -          -          -          -          -            -          -
Federal Home Loan Mortgage
  Corporation stock                  1,199       1.45         -          -          -          -            -          -
                                     -----       ----        ---        ---        ---        ---       ------       ----
                                    $1,231       1.45%      $ -          - %      $ -          - %     $18,763       5.00%
                                     =====       ====        ===        ===        ===        ===       ======       ====

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

         The mortgage-backed securities of Peoples may consist of Government National Mortgage Association ("Ginnie Mae"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on Ginnie Mae securities are guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.

         Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Peoples. At September 30, 2002, Peoples had mortgage-backed securities with a fair value totaling $18.8 million.

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

         The following table sets forth the activity in Peoples deposits during the periods indicated.

                                                                                         Year Ended September 30,
                                                                                    2002            2001           2000
                                                                                              (In Thousands)
Beginning balance                                                               $233,063        $151,353       $ 91,018

Net increase before interest credited                                            125,999          72,117         54,384
Interest credited                                                                 10,018           9,593          5,951
                                                                                 -------         -------        -------

Net increase in deposits (including acquisitions)                                136,017          81,710         60,335
                                                                                 -------         -------        -------

Ending balance                                                                  $369,080        $233,063       $151,353
                                                                                 =======         =======        =======

         The following table sets forth by various interest rate categories the certificates of deposit with Peoples at the dates indicated.

                                                                                              September 30,
                                                                                    2002            2001           2000
                                                                                             (In Thousands)
0.00% to 2.99%                                                                  $ 69,445        $     -        $     -
3.00% to 3.99%                                                                    62,981           2,232             -
4.00% to 4.99%                                                                    53,175          58,763          4,300
5.00% to 6.99%                                                                    43,266          95,008         93,195
7.00% to 8.99%                                                                       460           9,835          9,561
                                                                                 -------         -------        -------

         Total                                                                  $229,327        $165,838       $107,056
                                                                                 =======         =======        =======

         The following table sets forth the amount and remaining maturities of Peoples certificates of deposit at September 30, 2002.

                                                                  Over Six       Over One       Over Two
                                                                   Months          Year           Years
                                                     Six           Through        Through        Through          Over
                                                   Months            One            Two           Three           Three
                                                  And Less          Year           Years          Years           Years
                                                                             (In Thousands)
0.00% to 2.99%                                     $45,094        $22,567        $ 1,784         $    -         $    -
3.00% to 3.99%                                      22,028          7,309         29,235           4,321             88
4.00% to 4.99%                                       8,611          2,377          5,306          12,689         24,194
5.00% to 6.99%                                       9,261          6,260          7,209           5,923         14,611
7.00% to 8.99%                                          -              43            417              -              -
                                                    ------         ------         ------          ------         ------

         Total                                     $84,994        $38,556        $43,951         $22,933        $38,893
                                                    ======         ======         ======          ======         ======

         As of September 30, 2002, the aggregate amount of outstanding certificates of deposit at Peoples, in amounts greater than $100,000, was approximately $55.2 million. The following table presents the maturity of these certificates of deposit at such date.

                                                                      September 30, 2002
                                                                        (In Thousands)
3 months or less                                                               $11,686
Over 3 months through 6 months                                                   8,042
Over 6 months through 12 months                                                 11,760
Over 12 months                                                                  23,702
                                                                                ------

                                                                               $55,190
                                                                                ======

         The following table sets forth the dollar amount of deposits in various types of deposits offered by Peoples at the dates indicated.

                                                                         At September 30,
                                                2002                           2001                        2000
                                         Amount      Percentage        Amount       Percentage      Amount      Percentage
                                                                      (Dollars in Thousands)
Non-interest checking accounts         $  6,075          1.65%       $  7,552          3.24%      $    -             - %
Savings and checking accounts           104,413         28.29          32,082         13.77         19,787        13.07
Certificates of deposit                 229,327         62.13         165,838         71.15        107,056        70.73
Money market accounts                    29,265          7.93          27,591         11.84         24,510        16.20
                                        -------        ------         -------        ------        -------       ------

         Total                         $369,080        100.00%       $233,063        100.00%      $151,353       100.00%
                                        =======        ======         =======        ======        =======       ======


         Peoples attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.


         Borrowings. Peoples may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of the common stock Peoples owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. As of September 30, 2002, Peoples was permitted to borrow up to $198.2 million from the Federal Home Loan Bank of Cincinnati.

         Also, Peoples has a 2 year line of credit with another financial institution for $10 million. As of September 30, 2002, Peoples had drawn $450,000 on this line of credit.

         The following table shows certain information regarding the borrowings of Peoples at or for the dates indicated:

                                                                                                   At or for the Year
                                                                                                   Ended September 30,
                                                                                                 2002              2001
                                                                                                 (Dollars in Thousands)
Federal Home Loan Bank advances:
  Average balance outstanding                                                                $152,995          $129,923
  Maximum amount outstanding at any month-end during the period                              $180,489          $140,000
  Balance outstanding at end of period                                                       $152,500          $140,000
  Average interest rate during the period                                                        2.86%             5.05%
  Weighted-average interest rate at end of period                                                3.93%             3.31%

Line of Credit:
  Average balance outstanding                                                                $    113          $   -
  Maximum amount outstanding at any month-end during the period                              $    450              -
  Balance outstanding at end of period                                                       $    450              -
  Average interest rate during the period                                                        3.55%             -
  Weighted-average interest rate at end of period                                                3.31%             -


Subsidiaries

     At September 30, 2002, other than the Bank and Peoples Bancorp Capital Trust I, Peoples did not have any direct unconsolidated subsidiaries.

Total Employees

     Peoples had 88 full-time employees and 8 part-time employees at September 30, 2002. None of these employees are represented by a collective bargaining agent, and Peoples believes that it enjoys good relations with its personnel.

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

         Holding Company Activities. Peoples operates as a unitary savings and loan holding company. The activities of Peoples and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the

SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.


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

         At September 30, 2002, the Bank and its consolidated subsidiary exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.8%, 8.8% and 13.7%, respectively, for Peoples and 7.7%, 7.7% and 16.2%, respectively, for Kenwood.

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

         At September 30, 2002, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

         At September 30, 2002, the qualified thrift investments of the Bank were approximately 65.8% of its portfolio assets.

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

         As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2002, the Bank had $9.9 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

         Bad Debt Reserves. In 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. The Bank's post-1987 excess reserves amounted to approximately $1.6 million. The recapture will occur over a six-year period, which commenced in fiscal 1999. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

         At September 30, 2002, the federal income tax reserves of the Bank included $5.2 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the recent conversion, the retained earnings of the Bank are substantially restricted.

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

         Peoples' federal income tax returns for the tax years ended 2001, 2000 and 1999 are open under the statute of limitations and are subject to review by the IRS. Peoples has not been audited by the IRS during the last five years.

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

         Maryland Taxation. As a Maryland holding company not earning income in Maryland, Peoples is exempt from Maryland corporate income tax.

Item 2. Properties

         At September 30, 2002, Peoples conducted its business from its main office in West Chester, Ohio and branch offices in Lebanon, Cheviot, North Bend, and Cincinnati. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Peoples at September 30, 2002.

                                                                                         Net Book Value
                                                                                         of Property and
                                                                                            Leasehold
                                                                          Lease          Improvements at       Deposits at
                                                 Owned or              Expiration         September 30,       September 30,
                                                  Leased                  Date                2002                2002
                                                                                                   (In thousands)
Main Office:
6100 West Chester Road
  West Chester, Ohio  45069                      Owned                   N/A                 $3,203             $76,058

Branch Offices:
11 South Broadway
  Lebanon, Ohio  45036                           Owned                   N/A                    755              66,284
3924 Isabella Avenue
  Cincinnati, Ohio  45209                        Leased                  01/03                -                  16,886
3621 Harrison Avenue
  Cheviot, Ohio  45211                           Owned                   N/A                    353              47,346
3663 Ebenezer Road
  Cincinnati, Ohio  45248                        Owned                   N/A                    258              22,213
7522 Hamilton Avenue
  Cincinnati, Ohio  45231                        Owned                   N/A                  1,375              57,624
125 Miami Avenue
  North Bend, Ohio  45052                        Leased              Month to Month           -                   5,387
1101 Columbus Avenue
  Lebanon, Ohio  45036                           Owned                   N/A                  1,534              16,519
5797 South State Route 48
  Maineville, Ohio 45039                         Owned                   N/A                  1,192               6,841
7711 Montgomery Road
  Cincinnati, Ohio  45236                        Owned                   N/A                    372              40,392
3530 Springdale Road
  Cincinnati, Ohio  45251                        Owned                   N/A                    776              13,530

Additionally, the Company had capitalized construction in progress costs totaling approximately $686,000 at September 30, 2002.

Item 3. Legal Proceedings

         The Bank and Peoples are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 3 of Peoples' 2002 Annual Report to Stockholders filed as Exhibit 13 hereto ("2002 Annual Report").

Item 6. Selected Financial Data

         The information required herein is incorporated from pages 4 and 5 of the 2002 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages 6 to 20 of the 2002 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required herein is incorporated from pages 17 and 18 of the 2002 Annual Report.

Item 8. Financial Statements and Supplementary Data

         The information required herein is incorporated by reference from pages 21 to 52 of the 2002 Annual Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required herein is incorporated by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from the Proxy Statement.

Item 14. Controls and Procedures

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2002 Annual Report:

               Report of Independent Certified Public Accountants.

               Consolidated Statements of Financial Condition as of September 30, 2002 and 2001.

               Consolidated Statements of Earnings for the Years Ended September 30, 2002, 2001 and 2000.

               Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000.

               Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000.

               Notes to Consolidated Financial Statements.

         The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:


      No.     Exhibits

      3.1     Articles of Incorporation of Peoples Community Bancorp, Inc.*
      3.2     Bylaws of Peoples Community Bancorp, Inc.*
        4     Stock Certificate of Peoples Community Bancorp, Inc.**
       13     Annual Report to Stockholders for
              the Year Ended September 30, 2002
       21     List of Subsidiaries
              (See "Item I. Business - Subsidiaries" in this Form 10-K)
     99.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------------

         * Incorporated herein by reference to Peoples' Proxy Statement dated January 28, 2002.
         ** Incorporated herein by reference to Peoples' Registration Statement on Form S-1 filed with the SEC on December 17, 1999.

(b)      Reports filed on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PEOPLES COMMUNITY BANCORP, INC.

                                        By:/s/Jerry D. Williams
                                           -----------------------------------
                                           Jerry D. Williams
                                           President, Chief Executive Officer
                                           and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Jerry D. Williams                                          December 30, 2002
----------------------------------------------
Jerry D. Williams
President, Chief Executive
  Officer and Director
(principal executive officer)



/s/Thomas J. Noe                                              December 30, 2002
----------------------------------------------
Thomas J. Noe
Treasurer and Director



/s/Paul E. Hasselbring                                        December 30, 2002
----------------------------------------------
Paul E. Hasselbring
Chairman of the Board and
Director



/s/John E. Rathkamp                                           December 30, 2002
----------------------------------------------
John E. Rathkamp
Chief Lending Officer, Secretary and Director

/s/John L. Buchanan                                          December 30, 2002
----------------------------------------------
John L. Buchanan
Director



/s/Donald L. Hawke                                           December 30, 2002
----------------------------------------------
Donald L. Hawke
Director



/s/James R. Van DeGrift                                      December 30, 2002
----------------------------------------------
James R. Van DeGrift
Director



/s/Nicholas N. Nelson                                        December 30, 2002
----------------------------------------------
Nicholas N. Nelson
Director




/s/Teresa A. O'Quinn                                         December 30, 2002
----------------------------------------------
Teresa A. O'Quinn
Chief Financial Officer
(principal financial and accounting officer)

                                  CERTIFICATION

     I, Jerry D. Williams, Chief Executive Officer of Peoples Community Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Community Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 30, 2002                 /s/Jerry D. Williams
                                        ------------------------------------
                                        Jerry D. Williams
                                        Chief Executive Officer

                                  CERTIFICATION

     I, Teresa A. O'Quinn, Chief Financial Officer of Peoples Community Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Community Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 30, 2002                       /s/Teresa A. O'Quinn
                                              --------------------------------
                                              Teresa A. O'Quinn
                                              Chief Financial Officer