Form 10-Q
period 2002-12-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2003-02-14
CIK 1100983

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 2002
                                ----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949
                    ---------

                         PEOPLES COMMUNITY BANCORP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                            31-1686242
--------------------------------                        ----------------------
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

Yes [X]           No  [   ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act). Yes          No   X
                                       -----        -----

As of February 14, 2003, the latest practicable date, 2,512,615 shares of the registrant's common stock, no par value, were issued and outstanding.

                         Peoples Community Bancorp, Inc.

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                  3

             Consolidated Statements of Earnings                             4

             Consolidated Statements of Comprehensive Income                 5

             Consolidated Statements of Cash Flows                           6

             Notes to Consolidated Financial Statements                      8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                     11

PART II - OTHER INFORMATION                                                 16

SIGNATURES                                                                  17

CERTIFICATIONS                                                              18

                         PEOPLES COMMUNITY BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       December 31,       September 30,
         ASSETS                                                                                2002                2002
Cash and due from banks                                                                    $ 10,086            $  4,460
Interest-bearing deposits in other financial institutions                                    14,050              22,177
                                                                                            -------             -------
         Cash and cash equivalents                                                           24,136              26,637

Investment securities designated as available for sale - at market                            1,811               1,231
Mortgage-backed securities designated as available for sale - at market                      58,502              18,763
Loans receivable - net                                                                      503,463             504,012
Office premises and equipment - at depreciated cost                                          10,984              10,973
Real estate acquired through foreclosure                                                         -                   97
Federal Home Loan Bank stock - at cost                                                       10,019               9,907
Accrued interest receivable on loans                                                          2,059               2,264
Accrued interest receivable on mortgage-backed securities                                       260                  77
Prepaid expenses and other assets                                                               385                 621
Goodwill, net of accumulated amortization                                                     4,875               4,875
Deferred federal income taxes                                                                 2,535               2,175
                                                                                            -------             -------

         Total assets                                                                      $619,029            $581,632
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $390,386            $369,080
Advances from the Federal Home Loan Bank                                                    167,500             152,500
Other borrowed money                                                                            825                 450
Guaranteed preferred beneficial interests in junior subordinated debentures                  12,500              12,500
Advances by borrowers for taxes and insurance                                                   162                 189
Accrued interest payable                                                                        715                 843
Accrued federal income taxes                                                                     75                 151
Other liabilities                                                                             2,701               2,929
                                                                                            -------             -------
         Total liabilities                                                                  574,864             538,642

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
    2,512,615 shares issued                                                                      25                  25
  Additional paid-in capital                                                                 23,966              23,931
  Retained earnings - restricted                                                             20,413              19,447
  Shares acquired by stock benefit plan                                                        (428)               (476)
  Accumulated comprehensive income, unrealized gains on
    securities designated as available for sale,  net of related tax effects                    189                  63
                                                                                            -------             -------
                  Total stockholders' equity                                                 44,165              42,990
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $619,029            $581,632
                                                                                            =======             =======

                         Peoples Community Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                                               2002                2001
Interest income
  Loans                                                                                      $9,054              $7,435
  Mortgage-backed securities                                                                    277                  93
  Investment securities                                                                          10                   4
  Interest-bearing deposits and other                                                           202                 134
                                                                                              -----               -----
         Total interest income                                                                9,543               7,666

Interest expense
  Deposits                                                                                    3,071               2,648
  Borrowings                                                                                  1,762               1,444
                                                                                              -----               -----
         Total interest expense                                                               4,833               4,092
                                                                                              -----               -----

         Net interest income                                                                  4,710               3,574

Provision for losses on loans                                                                 1,051               1,057
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                3,659               2,517

Other income
  Gain on sale of branch offices                                                                 -                   89
  Other operating                                                                               152                  77
                                                                                              -----               -----
         Total other income                                                                     152                 166

General, administrative and other expense
  Employee compensation and benefits                                                          1,137                 794
  Occupancy and equipment                                                                       441                 282
  Franchise taxes                                                                               118                 112
  Data processing                                                                               112                  81
  Other operating                                                                               537                 348
  Amortization and other charges related to goodwill                                             -                  114
                                                                                              -----               -----
         Total general, administrative and other expense                                      2,345               1,731
                                                                                              -----               -----

         Earnings before income taxes                                                         1,466                 952

Federal income taxes
  Current                                                                                       925                 903
  Deferred                                                                                     (425)               (536)
                                                                                              -----               -----
         Total federal income taxes                                                             500                 367
                                                                                              -----               -----

         NET EARNINGS                                                                        $  966              $  585
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.39                $.24
                                                                                                ===                 ===

           Diluted                                                                             $.39                $.24
                                                                                                ===                 ===

                         Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended December 31,
                                 (In thousands)


                                                                                               2002                2001

Net earnings                                                                                 $  966                $585

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of taxes of $65 and $62 for the respective periods                                      126                 121
                                                                                              -----                 ---


Comprehensive income                                                                         $1,092                $706
                                                                                              =====                 ===

Accumulated comprehensive income                                                             $  189                $103
                                                                                              =====                 ===

                         Peoples Community Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $   966            $   585
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investment and
      mortgage-backed securities, net                                                             150                 -
    Amortization of deferred loan origination fees                                               (410)              (106)
    Amortization expense of stock benefit plan                                                     48                127
    Compensation expense related to vested stock options                                           35                 -
    Amortization and other charges related to goodwill                                             -                 114
    Depreciation and amortization                                                                 197                121
    Provision for losses on loans                                                               1,051              1,057
    Federal Home Loan Bank stock dividends                                                       (112)              (109)
    Investment securities dividends                                                                (6)                -
    Gain on sale of branch offices                                                                 -                 (89)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        205               (101)
      Accrued interest receivable on mortgage-backed securities                                  (183)               (41)
      Prepaid expenses and other assets                                                           236             (4,718)
      Accrued interest payable                                                                   (128)               218
      Other liabilities                                                                          (255)              (332)
      Federal income taxes
        Current                                                                                   (76)             2,257
        Deferred                                                                                 (425)              (536)
                                                                                               ------             ------
         Net cash provided by (used in) operating activities                                    1,293             (1,553)

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed securities                                                      (43,151)           (10,000)
  Principal repayments on mortgage-backed securities                                            3,379                 56
  Purchase of investment securities                                                              (500)                -
  Principal repayments on loans                                                                78,291             36,876
  Loan disbursements                                                                          (78,360)           (68,195)
  Proceeds from sale of loan participations                                                        74              2,440
  Purchase of office premises and equipment                                                      (208)              (794)
  Proceeds from sale of branch offices                                                             -                 132
                                                                                              -------             ------
         Net cash used in investing activities                                                (40,475)           (39,485)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                             21,306             16,130
  Proceeds from Federal Home Loan Bank advances and
    other borrowings                                                                           15,375             23,300
  Repayments of Federal Home Loan Bank advances                                                    -             (16,300)
  Proceeds from issuance of junior subordinated debentures                                         -              12,500
                                                                                               ------             ------
         Net cash provided by financing activities                                             36,681             35,630
                                                                                               ------             ------

Net decrease in cash and cash equivalents                                                      (2,501)            (5,408)

Cash and cash equivalents at beginning of period                                               26,637             14,595
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $24,136           $  9,187
                                                                                               ======            =======

                         Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 2002              2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $1,000            $1,000
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $4,961            $3,874
                                                                                                =====             =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                       $  126            $  121
                                                                                                =====             =====

  Transfers from loans to real estate acquired through
    foreclosure                                                                                $   47            $   33
                                                                                                =====             =====

  Loans disbursed to facilitate sale of real estate acquired
    through foreclosure                                                                        $  193            $   -
                                                                                                =====             =====

                         Peoples Community Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 2002 and 2001


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. ("Peoples Bancorp" or the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Business Combination

On April 26, 2002, Peoples Community Bancorp, Inc. (the "Company") completed its acquisition of Kenwood Bancorp, Inc. ("Kenwood") for consideration of $25.22 per outstanding share, totaling $7.9 million in cash. Kenwood was liquidated into Peoples Community Bank and Kenwood's wholly-owned banking subsidiary, Kenwood Savings Bank, became a wholly-owned subsidiary of Peoples Community Bank. The Corporation acquired $56.6 million in total assets and recorded approximately $3.4 million in goodwill as a result of the transaction. Future references to "Peoples" or the "Bank" include both Peoples and Kenwood Savings Bank.

3.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Peoples Bancorp Capital Trust I. All significant intercompany items have been eliminated.

4.  Earnings Per Share

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 42,840 and 66,640 unallocated ESOP shares, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:


                                                    2002                2001
Weighted-average common shares
  outstanding (basic)                          2,465,067           2,417,093
Dilutive effect of  assumed exercise
  of stock options                                38,444              21,243
                                               ---------           ---------
Weighted-average common shares
  outstanding (diluted)                        2,503,511           2,438,336
                                               =========           =========

                         Peoples Community Bancorp, Inc.

          For the three month periods ended December 31, 2002 and 2001


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

An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 142 effective October 1, 2002, as required. Adoption of SFAS No. 142 will result in the elimination of annual goodwill amortization expense of approximately $460,000.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective October 1, 2002, without material effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial
Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

                         Peoples Community Bancorp, Inc.

          For the three month periods ended December 31, 2002 and 2001


5.  Effects of Recent Accounting Pronouncements (continued)

SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

Management adopted SFAS No. 147 on October 1, 2002, without material effect on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Company's financial position or results of operations.

                         Peoples Community Bancorp, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


General

Peoples Bancorp's profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions, and interest expense, principally on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Cincinnati. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Peoples Bancorp's profitability also depends, to a lesser extent, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

Peoples Bancorp's operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond management's control.


Discussion of Financial Condition Changes from September 30, 2002 to December 31, 2002

At December 31, 2002, the Company's assets totaled $619.0 million, an increase of $37.4 million, or 6.4%, compared to September 30, 2002. The increase in assets resulted primarily from an increase of $39.7 million in mortgage-backed securities, partially funded by a $21.3 million increase in deposits and a $15.4 million increase in advances from the Federal Home Loan Bank and other borrowings.

Cash and cash equivalents decreased by $2.5 million from September 30, 2002 levels, to a total of $24.1 million at December 31, 2002. Mortgage-backed securities totaled $58.5 million at December 31, 2002, an increase of $39.7 million, or 211.8%, compared to September 30, 2002. The purchase of $43.2 million in mortgage-backed securities during the period was partially offset by $3.4 million in principal repayments.

Loans receivable totaled $503.5 million at December 31, 2002, a decrease of $549,000, or 0.1%, from September 30, 2002 levels. Loan originations totaling $78.4 million during the three-month period ended December 31, 2002 were substantially offset by principal repayments of $78.3 million. Loan originations were comprised of $34.7 million of loans secured by one- to four-family residential real estate, $18.7 million of loans secured by multi-family real estate, $15.8 million of loans secured by commercial real estate and land and $9.2 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $8.8 million at December 31, 2002 compared to $7.7 million at September 30, 2002. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, $1.1 million was added through the provision for losses on loans during the quarter ended December 31, 2002. The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-family and commercial real estate, construction loans, as well as commercial lines of credit and unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk. Nonperforming loans totaled $4.6 million and $7.5 million at December 31, 2002 and September 30, 2002, respectively. The $2.9 million decrease in nonperforming loans resulted primarily from the restructure of a

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2002 to December 31, 2002 (continued)

$3.2 million multi-family real estate loan, which is currently performing in accordance with the restructured terms. At December 31, 2002, approximately $2.8 million of the nonperforming loans consisted of a series of construction loans to a financially troubled builder. The remaining $1.8 million of nonperforming loans consisted of $372,000 secured by commercial and non-residential real estate and $1.4 million secured by one-to-four family residential loans. It is management's belief that the nonperforming loans are adequately reserved and no unreserved losses are presently anticipated on these nonperforming loans.

In spite of the decrease in non-performing loans, the Bank's internally classified loans increased by $6.7 million, or 53.3%, to a total of $19.2 million at December 31, 2002, compared to September 30, 2002. The increase was due primarily to the classification of $1.9 million in construction loans for single-family residences and $4.1 million in loans partially secured by commercial real estate and equipment.

The allowance for loan losses represented 1.69% and 1.37% of total loans at December 31, 2002 and September 30, 2002, respectively. The allowance for loan losses represented 188.8% and 102.2% of nonperforming loans as of December 31, 2002 and September 30, 2002, respectively. Although management believes that its allowance for loan losses at December 31, 2002 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $390.4 million at December 31, 2002, an increase of $21.3 million, or 5.8%, over September 30, 2002 levels. The increase in deposits was primarily attributable to management's efforts to maintain deposit growth through marketing strategies. Proceeds from deposit growth were generally used to fund the aforementioned purchases of mortgage-backed securities.

Advances from the Federal Home Loan Bank and other borrowings totaled $168.3 million at December 31, 2002, an increase of $15.4 million, or 10.1%, compared to September 30, 2002 totals. Proceeds obtained from the advances and other borrowings were generally used to purchase mortgage-backed securities and investment securities.

Stockholders' equity totaled $44.2 million at December 31, 2002, an increase of $1.2 million, or 2.7%, over September 30, 2002 levels. The increase resulted primarily from net earnings of $966,000, amortization effects of the stock benefit plan totaling $48,000 and an increase in net unrealized gains on available for sale securities totaling $126,000 during the period.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2002, the Bank's regulatory capital was well in excess of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2002 and 2001

General

The inclusion of the accounts of Kenwood, which the Company acquired in April 2002, in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the three month period ended December 31, 2002 compared to the three month period ended December 31, 2001. In accordance with the purchase method of accounting, the consolidated statement of earnings for the three-month period ended December 31, 2001 was not restated for the acquisition.

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2002 and 2001 (continued)

General (continued)

Net earnings amounted to $966,000 for the three months ended December 31, 2002, an increase of $381,000, or 65.1%, compared to the $585,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from a $1.1 million increase in net interest income, partially offset by a $614,000 increase in general, administrative and other expense and a $133,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans increased by $1.6 million, or 21.8%, during the three-month period ended December 31, 2002, compared to the 2001 period, due primarily to a $111.7 million, or 28.0%, increase in the average portfolio balance outstanding, which was partially offset by a 36 basis point decrease in the weighted-average yield, to 7.10% for the 2002 period. The increase in the average balance was due to the acquisition of Kenwood and the continued strong loan origination volume, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of adjustable rate loans, as well as the lower pricing of new loans relative to loans in the portfolio. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $258,000, or 111.7%, due primarily to a $51.9 million, or 242.0%, increase in the average balance of the related assets, partially offset by a 164 basis point decrease in the weighted-average yield, to 2.67% in the 2002 period. The increase in the average balance of such assets was primarily due to the investment of excess funds from deposit growth and advances from the Federal Home Loan Bank.

Interest expense on deposits increased by $423,000, or 16.0%, due primarily to an increase of approximately $139.5 million, or 59.0%, in the average balance of deposits outstanding, which included the addition of $48.4 million in deposits from the acquisition of Kenwood, partially offset by a 121 basis point decrease in the weighted-average cost of deposits, to 3.27% for the 2002 period. Interest expense on borrowings increased by $318,000, or 22.0%, due primarily to a $23.5 million, or 15.7%, increase in the average balance of borrowings outstanding, coupled with a 21 basis point increase in the average cost of borrowings, to 4.07% for the 2002 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.1 million, or 31.8%, to a total of $4.7 million for the three months ended December 31, 2002, compared to the same quarter in 2001. The interest rate spread decreased to 3.02% for the three months ended December 31, 2002, from 3.06% for the 2001 period, while the net interest margin decreased to 3.23% for the three months ended December 31, 2002, compared to 3.40% for the same period in 2001.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.1 million for each of the three-month periods ended December 31, 2002 and 2001. The provision recorded during the current three-month period was due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio. The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans, to an increasing amount of loans secured by multi-family and

                         Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

commercial real estate, construction loans and unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $152,000 for the three months ended December 31, 2002, a decrease of $14,000, or 8.4%, compared to the $166,000 recorded for the three months ended December 31, 2001. The decrease was due to the effects of an $89,000 gain on sales of branch offices recorded during the quarter ended December 31, 2001, partially offset by a $75,000, or 97.4%, increase in other income during the three months ended December 31, 2002. The increase in other operating income resulted primarily from the inclusion of Kenwood Savings' operations and increases in fees related to loans and deposits transactions year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.3 million for the three months ended December 31, 2002, an increase of $614,000, or 35.5%, compared to the same quarter in 2001. This increase resulted primarily from an increase of $343,000, or 43.2%, in employee compensation and benefits, a $159,000, or 56.4%, increase in occupancy and equipment and an increase of $189,000, or 54.3%, in other operating expense, partially offset by a decrease of $114,000 in amortization of goodwill.

Generally, as previously noted, the level of general, administrative and other expenses increased due to the effects of the Kenwood acquisition. Additionally, the increase in employee compensation and benefits was due primarily to an increase in staffing levels and normal merit increases. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's office additions and improvements. The increase in other operating expense relates primarily to an increase in advertising costs, professional fees and pro-rata increases in costs associated with the Company's overall growth year to year. The decrease in goodwill amortization reflects the Company's adoption of SFAS No. 142 effective October 1, 2002. Pursuant to SFAS No. 142, goodwill is no longer amortized, but is subject to a periodic impairment evaluation. The adoption of SFAS No. 142 will eliminate annual goodwill amortization charges totaling approximately $460,000.

Federal Income Taxes

The provision for federal income taxes totaled $500,000 for the three months ended December 31, 2002, an increase of $133,000, or 36.2%, compared to the $367,000 provision recorded in the 2001 quarter. This increase was primarily due to the increase in pre-tax earnings of $514,000, or 54.0%, coupled with the effects of nondeductible goodwill amortization included in the 2001 three-month period. The Company's effective tax rates were 34.1% and 38.6% for the three-month periods ended December 31, 2002 and 2001, respectively.

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


ITEM 2:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2002.

ITEM 3:  Controls and Procedures

         (a) The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

         (b) There were no significant changes in the Company's internal controls or in any factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

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





Date:      February 14, 2003              By: /s/Jerry D. Williams
       --------------------------             -------------------------------
                                                Jerry D. Williams
                                                President



Date:      February 14, 2003              By: /s/Teresa A. O'Quinn
       --------------------------             ----------------------
                                                Teresa A. O'Quinn
                                                Chief Financial Officer

                                  CERTIFICATION

     I, Jerry D. Williams, Chief Executive Officer of Peoples Community Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Community Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003               /s/Jerry D. Williams
                                      -------------------------------------
                                      Jerry D. Williams
                                      Chief Executive Officer

                                  CERTIFICATION

     I, Teresa A. O'Quinn, Chief Financial Officer of Peoples Community Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-K of Peoples Community Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003                   /s/Teresa A. O'Quinn
                                          -----------------------------------
                                          Teresa A. O'Quinn
                                          Chief Financial Officer