Form 10-Q
period 2003-03-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2003-05-15
CIK 1100983

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003
                              ________________

                                  OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949
                    ---------

                   PEOPLES COMMUNITY BANCORP, INC.
______________________________________________________________________________
        (Exact name of registrant as specified in its charter)

            Maryland                              31-1686242
_______________________________             ______________________
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)


          6100 West Chester Road, West Chester, Ohio  45069
______________________________________________________________________________
               (Address of principal executive office)

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

Yes [X]   No  [ ]

Indicate by checkmark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes    No   X
                                                   ----   -----

As of May 12, 2003, the latest practicable date, 2,512,615 shares of the registrant's common stock, no par value, were issued and outstanding.

                             Page 1 of 23

                      Peoples Community Bancorp, Inc.

                                   INDEX

                                                                  Page
                                                                 ------
PART I   -     FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition        3

               Consolidated Statements of Earnings                   4

               Consolidated Statements of Comprehensive Income       5

               Consolidated Statements of Cash Flows                 6

               Notes to Consolidated Financial Statements            8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           13

PART II -      OTHER INFORMATION                                    20

SIGNATURES                                                          21

CERTIFICATIONS                                                      22

























                      PEOPLES COMMUNITY BANCORP, INC.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (In thousands, except share data)

                                                                              March 31,    September 30,
     ASSETS                                                                        2003             2002
Cash and due from banks                                                       $  12,358       $    4,460
Interest-bearing deposits in other financial institutions                         2,914           22,177
                                                                                 ------           ------
     Cash and cash equivalents                                                   15,272           26,637

Investment securities designated as available for sale -  at market               2,196            1,231
Mortgage-backed securities designated as available for sale - at market          72,681           18,763
Loans receivable - net                                                          508,644          504,012
Office premises and equipment - at depreciated cost                              11,522           10,973
Real estate acquired through foreclosure                                             42               97
Federal Home Loan Bank stock - at cost                                           10,118            9,907
Accrued interest receivable on loans                                              2,028            2,264
Accrued interest receivable on mortgage-backed securities                           314               77
Prepaid expenses and other assets                                                   721              621
Goodwill, net of accumulated amortization                                         4,875            4,875
Prepaid federal income taxes                                                         45              -
Deferred federal income taxes                                                     2,595            2,175
                                                                                -------          -------
     Total assets                                                              $631,053         $581,632
                                                                                =======          =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                       $400,199         $369,080
Advances from the Federal Home Loan Bank                                        168,500          152,500
Other borrowed money                                                                925              450
Guaranteed preferred beneficial interests in junior subordinated debentures      12,500           12,500
Advances by borrowers for taxes and insurance                                        85              189
Accrued interest payable                                                            940              843
Accrued federal income taxes                                                        -                151
Other liabilities                                                                 2,980            2,929
                                                                                -------          -------
     Total liabilities                                                          586,129          538,642

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
    2,512,615 shares issued                                                          25               25
  Additional paid-in capital                                                     24,002           23,931
  Retained earnings - restricted                                                 21,209           19,447
  Shares acquired by stock benefit plan                                            (381)            (476)
  Accumulated comprehensive income, unrealized gains on
     securities designated as available for sale, net of related tax effects         69               63
                                                                                 ------           ------
     Total stockholders' equity                                                  44,924           42,990
                                                                                 ------           ------
     Total liabilities and stockholders' equity                                $631,053         $581,632
                                                                                =======          =======

                     Peoples Community Bancorp, Inc.

                   CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands, except share data)

                                                     Six months ended  Three months ended
                                                          March 31,       March 31,
                                                        2003     2002    2003    2002
Interest income
  Loans                                              $17,771  $15,178  $8,717  $7,743
  Mortgage-backed securities                             699      216     422     123
  Investment securities                                   16        9       6       5
  Interest-bearing deposits and other                    334      236     132     102
                                                      ------   ------   -----   -----
     Total interest income                            18,820   15,639   9,277   7,973

Interest expense
  Deposits                                             5,915    4,956   2,844   2,308
  Borrowings                                           3,534    2,598   1,772   1,154
                                                       -----    -----   -----   -----
     Total interest expense                            9,449    7,554   4,616   3,462
                                                       -----    -----   -----   -----
     Net interest income                               9,371    8,085   4,661   4,511

Provision for losses on loans                          2,110    2,469   1,059   1,412
                                                       -----    -----   -----   -----
     Net interest income after provision
       for losses on loans                             7,261    5,616   3,602   3,099

Other income
  Gain on sale of branch premises and deposits           -     1,620      -     1,531
  Other operating                                        285     174      133      97
                                                        ----   -----    -----   -----
     Total other income                                  285   1,794      133   1,628

General, administrative and other expense
  Employee compensation and benefits                   2,457   1,631    1,320     837
  Occupancy and equipment                                858     699      417     417
  Franchise taxes                                        216     242       98     130
  Data processing                                        239     169      127      88
  Other operating                                      1,104     836      567     488
  Amortization and other charges related to goodwill     -     1,228      -     1,114
                                                       -----   -----    -----   -----
     Total general, administrative and other expense   4,874   4,805    2,529   3,074
                                                       -----   -----    -----   -----
     Earnings before income taxes                      2,672   2,605    1,206   1,653

Federal income taxes
  Current                                              1,333   1,844      720     963
  Deferred                                              (423)   (536)    (320)    (22)
                                                       -----   -----      ---     ---
     Total federal income taxes                          910   1,308      410     941
                                                       -----   -----      ---     ---
     NET EARNINGS                                     $1,762  $1,297    $ 796   $ 712
                                                       =====   =====      ===     ===
     EARNINGS PER SHARE
       Basic                                            $.72    $.53     $.32    $.29
                                                         ===     ===      ===     ===
       Diluted                                          $.71    $.53     $.32    $.29
                                                         ===     ===      ===     ===

                      Peoples Community Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                              (In thousands)

                                                                 For the six months   For the three months
                                                                   ended March 31,       ended March 31,
                                                                 2003         2002     2003        2002
Net earnings                                                   $1,762       $1,297     $796        $712

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $3, $40, $(62)
    and $(22) for the respective periods                            6           78     (120)        (43)
                                                                -----        -----      ---         ---

Comprehensive income                                           $1,768       $1,375     $676        $669
                                                                =====        =====      ===         ===
Accumulated comprehensive income                               $   69       $   60     $ 69        $ 60
                                                                =====        =====      ===         ===






























                      Peoples Community Bancorp, Inc.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended March 31,
                             (In thousands)

                                                                         2003       2002
Cash flows provided by (used in) by operating activities:
  Net earnings for the period                                         $ 1,762    $ 1,297
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investment and
      mortgage-backed securities, net                                     610        -
    Amortization of deferred loan origination fees                       (742)      (231)
    Amortization expense of stock benefit plan                             95        494
    Compensation expense related to vested stock options                   71        -
    Amortization and other charges related to goodwill                    -        1,228
    Depreciation and amortization - net                                   393        418
    Provision for losses on loans                                       2,110      2,469
    Federal Home Loan Bank stock dividends                               (211)      (200)
    Investment securities dividends                                       (19)       -
    Gain on sale of branch premises and deposits                          -       (1,620)
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                236       (183)
      Accrued  interest receivable on mortgage-backed securities         (237)       (41)
      Prepaid expenses and other assets                                  (100)       124
      Accrued interest payable                                             97        403
      Other liabilities                                                   (53)      (298)
      Federal income taxes
        Current                                                          (196)      (557)
        Deferred                                                         (423)      (536)
                                                                        -----      -----
          Net cash provided by operating activities                     3,393      2,767

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                    (1,000)        -
  Purchase of mortgage-backed securities                              (65,746)    (10,000)
  Principal repayments on mortgage-backed securities                   11,281         245
  Principal repayments on loans                                       122,096      76,292
  Loan disbursements                                                 (128,154)   (142,266)
  Proceeds from sale of loan participations                               113       5,335
  Purchase of office premises and equipment                              (942)     (1,529)
  Proceeds from sale of branch premises and deposits                      -         2,724
  Purchase of Federal Home Loan Bank stock                                -          (761)
                                                                       ------      ------
          Net cash used in investing activities                       (62,352)    (69,960)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                     31,119      21,673
  Proceeds from Federal Home Loan Bank advances and other
    borrowings                                                         25,475      56,800
  Repayment of Federal Home Loan Bank advances                         (9,000)    (21,800)
  Proceeds from issuance of junior subordinated debentures                -        12,500
                                                                       ------      ------
    Net cash provided by financing activities                          47,594      69,173
                                                                       ------      ------
Net increase (decrease) in cash and cash equivalents                  (11,365)      1,980

Cash and cash equivalents at beginning of period                       26,637      14,595
                                                                       ------      ------
Cash and cash equivalents at end of period                          $  15,272   $  16,575
                                                                       ======      ======

                      Peoples Community Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the six months ended March 31,
                              (In thousands)

                                                                       2003       2002
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                              $1,530    $2,447
                                                                       =====     =====
    Interest on deposits and borrowings                               $9,352    $7,151
                                                                       =====     =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                              $    6    $   78
                                                                        ====     =====
  Transfers from loans to real estate acquired through foreclosure    $   89    $   33
                                                                        ====     =====
  Loans disbursed to facilitate sale of real estate acquired
    through foreclosure                                               $  193    $   50
                                                                        ====     =====





























                   Peoples Community Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the six and three month periods ended March 31, 2003 and 2002


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. ("Peoples Bancorp" or the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six- and three-month periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

4.  Earnings Per Share

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 38,080 and 57,120 unallocated ESOP shares as of March 31, 2003 and 2002, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:

                                 For the six months ended   For the three months ended
                                              March 31,             March 31,
                                           2003       2002       2003       2002
Weighted-average common shares
  outstanding (basic)                 2,453,825  2,441,429  2,469,828  2,443,836
Dilutive effect of assumed exercise
  of stock options                       38,140     24,031     38,105     26,859
                                      ---------  ---------  ---------  ---------
Weighted-average common shares
  outstanding (diluted)               2,491,965  2,465,460  2,507,933  2,470,695
                                      =========  =========  =========  =========


                 Peoples Community Bancorp, Inc.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  For the six and three month periods ended March 31, 2003 and 2002


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

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 142 effective October 1, 2002, as required. Adoption of SFAS No. 142 eliminated annual goodwill amortization expense of approximately $460,000.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Company's financial condition or results of operations.

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

                   Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  For the six and three month periods ended March 31, 2003 and 2002


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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management elected to record expense related to stock options beginning in fiscal 2002 and, as a result, SFAS No. 148 is not expected to have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial letters of credit which require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires the Corporation to record an initial liability, generally equal to the fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002.

The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $539,000 and they expire through fiscal 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

                  Peoples Community Bancorp, Inc.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the six and three month periods ended March 31, 2003 and 2002


5.  Effects of Recent Accounting Pronouncements (continued)

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective January 31, 2003, without material effect on its financial statements.

6.  Stock Option Plan

During fiscal 2001 the Board of Directors adopted the Peoples Community Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant. Options granted in fiscal 2002 totaled 25,728 at an exercise price equal to fair value of $20.25. In fiscal 2001, the Corporation granted 94,861 options at an exercise price equal to fair value of $14.00. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant. The remaining shares in the Plan may be granted to employees based on management's discretion.

The Corporation accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

During fiscal 2002, the Corporation elected to recognize expense related to the vesting of its stock options in accordance with the provisions of SFAS No. 123. Total expense related to options for the six month period ended March 31, 2003 amounted to $71,000. The Corporation recorded no expense in the six months ended March 31, 2002.

                     Peoples Community Bancorp, Inc.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      For the six and three month periods ended March 31, 2003 and 2002


6.  Stock Option Plan (continued)

A summary of the status of the Plan is presented below:

                                     Six months ended               Year ended
                                         March 31,                 September 30,
                                           2003                2002             2001
                                               Weighted-          Weighted-        Weighted-
                                               average             average          average
                                               exercise            exercise         exercise
                                     Shares     price      Shares    price   Shares   price
Outstanding at beginning of period   120,329    $15.34     94,861   $14.00      -    $  -
Granted                                  -          -      25,728    20.25   94,861   14.00
Exercised                                -          -         -         -       -       -
Forfeited                                -          -        (260)   14.00      -       -
                                     -------     -----    -------    -----   ------   -----
Outstanding at end of period         120,329    $15.34    120,329   $15.34   94,861  $14.00
                                     =======     =====    =======    =====   ======   =====
Options exercisable at period-end     18,924    $14.00     18,924   $14.00      -    $  -
                                     =======     =====    =======    =====   ======   =====
Weighted-average fair value of
  options granted during the period               N/A               $ 6.19           $ 5.70
                                                  ===                 ====             ====


The following information applies to options outstanding at March 31, 2003:

Number outstanding                                      120,329
Range of exercise prices                        $14.00 - $20.25
Weighted-average exercise price                          $15.34
Weighted-average remaining contractual life           8.5 years














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


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2002 TO MARCH 31, 2003

At March 31, 2003, the Company's assets totaled $631.1 million, an increase of $49.4 million, or 8.5%, compared to September 30, 2002. The increase in assets was comprised primarily of an increase of $53.9 million in mortgage-backed securities, partially funded by a $31.1 million increase in deposits and a $16.5 million increase in advances from the Federal Home Loan Bank and other borrowings.

Cash and cash equivalents decreased by $11.4 million from September 30, 2002 levels, to a total of $15.3 million at March 31, 2003. Mortgage-backed securities totaled $72.7 million at March 31, 2003, an increase of $53.9 million, or 287.4%, compared to September 30, 2002. The purchase of $65.7 million in mortgage-backed securities during the period was partially offset by $11.3 million in principal repayments.

Loans receivable totaled $508.6 million at March 31, 2003, an increase of $4.6 million, or 0.9%, over September 30, 2002 levels. Loan originations totaling $128.2 million during the six-month period ended March 31, 2003 were substantially offset by principal repayments of $122.1 million. Loan originations were comprised of $50.3 million of loans secured by one- to four-family residential real estate, $36.4 million of loans secured by multi-family real estate, $27.6 million of loans secured by commercial real estate and land and $13.9 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $9.1 million at March 31, 2003, compared to $7.7 million at September 30, 2002. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, $2.1 million was added through the provision for losses on loans during the six months ended March 31, 2003. The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-family and commercial real estate, construction loans, as well as commercial lines of credit and unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk. Nonperforming loans totaled $6.7 million and $7.5 million at March 31, 2003 and September 30, 2002, respectively. The $800,000 decrease in nonperforming loans resulted primarily from the restructure of a $3.2 million multi-family real estate loan, which is currently performing in accordance with the restructured terms, partially offset by the addition of a $2.2 million commercial real estate loan. The remaining $4.5 million of nonperforming loans at March 31, 2003 consisted primarily of approximately $2.7 million of construction loans to a financially troubled builder and $1.5 million of one-to-four family residential loans. It is management's belief that the nonperforming loans are adequately reserved and no material unreserved losses are presently anticipated on these nonperforming loans.


                   Peoples Community Bancorp, Inc.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2002 TO MARCH 31, 2003 (continued)

In spite of the decrease in non-performing loans, the Bank's internally classified loans increased by $5.5 million, or 44.2%, to a total of $18.1 million at March 31, 2003, compared to September 30, 2002. The increase was due primarily to the classification of loans totaling $3.0 million secured by single-family residences and a $2.2 million loan secured by commercial real estate.

The allowance for loan losses represented 1.74% and 1.37% of total loans at March 31, 2003 and September 30, 2002, respectively. The allowance for loan losses represented 134.8% and 102.2% of nonperforming loans as of March 31, 2003 and September 30, 2002, respectively. Although management believes that its allowance for loan losses at March 31, 2003 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $400.2 million at March 31, 2003, an increase of $31.1 million, or 8.4%, over September 30, 2002 levels. The increase in deposits was primarily attributable to management's efforts to maintain deposit growth through marketing strategies. Proceeds from deposit growth were generally used to fund the aforementioned purchases of mortgage-backed securities.

Advances from the Federal Home Loan Bank and other borrowings totaled $169.4 million at March 31, 2003, an increase of $16.5 million, or 10.8%, compared to September 30, 2002 totals. Proceeds obtained from the advances and other borrowings were generally used to purchase mortgage-backed securities and investment securities.

Stockholders' equity totaled $44.9 million at March 31, 2003, an increase of $1.9 million, or 4.5%, over September 30, 2002 levels.
The increase resulted primarily from net earnings of $1.8 million, and amortization effects of the stock benefit plan totaling $95,000 during the period.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2003, the
Bank's regulatory capital was well in excess of the minimum capital requirements.


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002

GENERAL

The inclusion of the accounts of Kenwood, which the Company acquired in April 2002, in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002. In accordance with the purchase method of accounting, the consolidated statement of earnings for the period ended March 31, 2002 was not restated for the acquisition.

Net earnings amounted to $796,000 for the three months ended March 31, 2003, an increase of $84,000, or 11.8%, compared to the $712,000 of net earnings reported for the same period in 2002. The increase in earnings resulted primarily from a $150,000 increase in net interest income, a $545,000 decrease in general, administrative and other expense, a $353,000 decrease in provision for losses on loans, and a $531,000 decrease in the provision for federal income taxes, partially offset by a decrease of $1.5 million in other income.


                  Peoples Community Bancorp, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (continued)

NET INTEREST INCOME

Interest income on loans increased by $974,000, or 12.6%, during the three-month period ended March 31, 2003, compared to the 2002 period, due primarily to a $93.3 million, or 22.3%, increase in the average portfolio balance outstanding, which was partially offset by a 58 basis point decrease in the weighted-average yield, to 6.83% for the 2003 period. The increase in the average balance was due to the acquisition of Kenwood and the continued strong loan origination volume, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of adjustable rate loans, as well as the lower pricing of new loans relative to loans in the portfolio. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $330,000, or 143.5%, due primarily to a $65.3 million, or 267.7%, increase in the average balance of the related assets, partially offset by a 127 basis point decrease in the weighted-average yield, to 2.50% in the 2003 period. The increase in the average balance of such assets was primarily due to the investment of excess funds from deposit growth.

Interest expense on deposits increased by $536,000, or 23.2%, due primarily to an increase of approximately $145.9 million, or 61.4%, in the average balance of deposits outstanding, which included the addition of $48.4 million in deposits from the acquisition of Kenwood, partially offset by a 92 basis point decrease in the weighted-average cost of deposits, to 2.96% for the 2003 period. Interest expense on borrowings increased by $618,000, or 53.6%, due primarily to an $11.6 million, or 6.75%, increase in the average balance of borrowings outstanding, coupled with a 117 basis point increase in the average
cost of borrowings, to 3.83% for the 2003 period.   The increase in
the average cost resulted from management converting existing short-term adjustable-rate advances from the Federal Home Loan Bank to fixed-rate long-term advances to provide a more favorable interest rate risk position.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $150,000, or 3.3%, to a total of $4.7 million for the three months ended March 31, 2003, compared to the same quarter in 2002. The interest rate spread decreased to 2.98% for the three months ended March 31, 2003, from 3.83% for the 2002 period, while the net interest margin decreased to 3.10% for the three months ended March 31, 2003, compared to 4.08% for the same period in 2002.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.1 million and $1.4 million for the three-month periods ended March 31, 2003 and 2002, respectively. The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans, to an increasing amount of loans secured by multi-family and commercial real estate, construction loans and unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.


                 Peoples Community Bancorp, Inc.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (continued)

OTHER INCOME

Other income totaled $133,000 for the three months ended March 31, 2003, a decrease of $1.5 million, or 91.8%, compared to the $1.6 million recorded for the three months ended March 31, 2002. The decrease was due to the effects of a $1.5 million gain on sale of branch offices recorded during the quarter ended March 31, 2002, partially offset by a $36,000, or 37.1%, increase in other income during the three months ended March 31, 2003. The increase in other operating income resulted primarily from the inclusion of Kenwood Savings' operations and increases in fees related to loan and deposit transactions year to year.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense totaled $2.5 million for the three months ended March 31, 2003, a decrease of $545,000, or 17.7%, compared to the same quarter in 2002. This decrease resulted primarily from a decrease of $1.1 million in amortization of goodwill, partially offset by an increase of $483,000, or 57.7%, in employee compensation and benefits, a $39,000, or 44.3%, increase in data processing and an increase of $79,000, or 16.2%, in other operating expense.

The decrease in goodwill amortization reflects the Company's adoption of SFAS No. 142 effective October 1, 2002. Pursuant to SFAS No. 142, goodwill is no longer amortized, but is subject to a periodic impairment evaluation. Generally, as previously noted, the level of general, administrative and other expenses increased due to the effects of the Kenwood acquisition. The increase in employee compensation and benefits was due primarily to an increase in costs associated with benefit plans, staffing levels and normal merit increases. The increase in data processing reflects continued growth in loan and deposit accounts. The increase in other operating expense relates primarily to an increase in advertising costs, professional fees and pro-rata increases in costs associated with the Company's overall growth year to year.

FEDERAL INCOME TAXES

The provision for federal income taxes totaled $410,000 for the three months ended March 31, 2003, a decrease of $531,000, or 56.4%, compared to the $941,000 provision recorded in the 2002 quarter. This decrease was primarily due to the effects of nondeductible goodwill amortization included in the 2002 three-month period, coupled with the decrease in pre-tax earnings of $447,000, or 27.0%. The Company's effective tax rates were 34.0% and 56.9% for the three-month periods ended March 31, 2003 and 2002, respectively.


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002

GENERAL

The inclusion of the accounts of Kenwood, which the Company acquired in April 2002, in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the six month period ended March 31, 2003 compared to the six month period ended March 31, 2002. In accordance with the purchase method of accounting, the consolidated statement of earnings for the six-month period ended March 31, 2002 was not restated for the acquisition.

                     Peoples Community Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (continued)

GENERAL (continued)

Net earnings amounted to $1.8 million for the six months ended March 31, 2003, an increase of $465,000, or 35.9%, compared to the $1.3 million of net earnings reported for the same period in 2002. The increase in earnings resulted primarily from a $1.3 million increase in net interest income, a $359,000 decrease in the provision for losses on loans and a $398,000 decrease in the provision for federal income taxes, partially offset by a $1.5 million decrease in other income and a $69,000 increase in general, administrative and other expense.

NET INTEREST INCOME

Interest income on loans increased by $2.6 million, or 17.1%, during the six-month period ended March 31, 2003, compared to the 2002 period, due primarily to a $102.4 million, or 25.1%, increase in the average portfolio balance outstanding, which was partially offset by a 48 basis point decrease in the weighted-average yield, to 6.96% for the 2003 period. The increase in the average balance was due to the acquisition of Kenwood and the continued strong loan origination volume, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of adjustable rate loans, as well as the lower pricing of new loans relative to loans in the portfolio. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $588,000, or 127.5%, due primarily to a $58.3 million, or 254.9%, increase in the average balance of the related assets, partially offset by a 145 basis point decrease in the weighted-average yield, to 2.59% in the 2003 period. The increase in the average balance of such assets was primarily due to the investment of excess funds from deposit growth and advances from the Federal Home Loan Bank.

Interest expense on deposits increased by $959,000, or 19.4%, due primarily to an increase of approximately $143.2 million, or 60.6%, in the average balance of deposits outstanding, which included the addition of $48.4 million in deposits from the acquisition of Kenwood, partially offset by a 108 basis point decrease in the weighted-average cost of deposits, to 3.12% for the 2003 period. Interest expense on borrowings increased by $936,000, or 36.0%, due primarily to a $17.0 million, or 10.6%, increase in the average balance of borrowings outstanding, coupled with a 74 basis point increase in the average cost of borrowings, to 3.97% for the 2003 period. Management converted existing short-term adjustable-rate advances at Federal Home Loan Bank to fixed-rate long-term advances to provide a more favorable interest rate risk position.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.3 million, or 15.9%, to a total of $9.4 million for the six months ended March 31, 2003, compared to the same period in 2002. The interest rate spread decreased to 2.97% for the six months ended March 31, 2003, from 3.46% for the 2002 period, while the net interest margin decreased to 3.17% for the six months ended March 31, 2003, compared to 3.75% for the same period in 2002.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $2.1 million for the six-month period ended March 31, 2003, a decrease of $359,000, or 14.5%, compared to the same period in 2002.
The provision recorded during the current six-month period was due primarily to the increase in classified assets and the continuing change in the composition and the relative credit risk of the loan
portfolio.   The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans, to an


                     Peoples Community Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (continued)

PROVISION FOR LOSSES ON LOANS (continued)

increasing amount of loans secured by multi-family and commercial real estate, construction loans and unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

OTHER INCOME

Other income totaled $285,000 for the six months ended March 31, 2003, a decrease of $1.5 million, or 84.1%, compared to the $1.8 million recorded for the six months ended March 31, 2002. The decrease was due to the effects of a $1.6 million gain on sales of branch offices recorded during the period ended March 31, 2002, partially offset by a $111,000, or 63.8%, increase in other income during the six months ended March 31, 2003. The increase in other operating income resulted primarily from the inclusion of Kenwood Savings' operations and increases in fees related to loan and deposit transactions year to year.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense totaled $4.9 million for the six months ended March 31, 2003, an increase of $69,000, or 1.4%, compared to the same period in 2002. This increase resulted primarily from an increase of $826,000, or 50.6%, in employee compensation and benefits, a $159,000, or 22.7%, increase in occupancy and equipment, an increase of $70,000, or 41.4%, in data processing and an increase of $268,000, or 32.1%, in other operating expense, partially offset by a decrease of $1.2 million in amortization of goodwill.

Generally, as previously noted, the level of general, administrative and other expenses increased due to the effects of the Kenwood acquisition. Additionally, the increase in employee compensation and benefits was due primarily to an increase in costs associated with benefits plans, staffing levels and normal merit increases. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's office additions and improvements. The increase in data processing reflects costs associated with the growth in loans and deposit accounts. The increase in other operating expense relates primarily to an increase in advertising costs, professional fees and pro-rata increases in costs associated with the Company's overall growth year to year. The decrease in goodwill amortization reflects the Company's adoption of SFAS No. 142 effective October 1, 2002. Pursuant to SFAS No. 142, goodwill is no longer amortized, but is subject to a periodic impairment evaluation.

FEDERAL INCOME TAXES

The provision for federal income taxes totaled $910,000 for the six months ended March 31, 2003, a decrease of $398,000, or 30.4%, compared to the $1.3 million provision recorded in the 2002 six-month period. This decrease was primarily due to the effects of nondeductible goodwill amortization included in the 2002 six-month period. The Company's effective tax rates were 34.1% and 50.2% for the six-month periods ended March 31, 2003 and 2002, respectively.


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


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2002.

ITEM 4:  Controls and Procedures

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

          Not applicable

ITEM 3.   Defaults Upon Senior Securities

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On February 26, 2003, the Company held its Annual Meeting of Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected three directors to terms expiring in 2006 by the following votes:

                                         For            Withheld
                                      ---------         --------
          Jerry D. Williams           1,732,037          41,039
          John L. Buchanan            1,765,746           7,330
          Nicholas N. Nelson          1,765,746           7,330


          The shareholders also ratified the selection of Grant
          Thornton LLP as the Company's auditors for the 2003 fiscal year by the following votes:

               For:  1,764,022   Against:  8,337  Abstain:  717


ITEM 5.   Other Information

          On April 7, 2003, Peoples Community Bank announced the signing of a definitive agreement to acquire the Deer Park and Landen Branch Offices of Ameriana Bancorp. Under the terms of the agreement, Peoples will acquire the deposits and certain loans associated with the two branches. The transaction will involve approximately $63.1 million in deposits, $30.9 million in loans, $25.2 million in cash and $567,000 in fixed assets. The purchase price is the greater of $6.5 million or 6.91% of the aggregate book value of the deposit liabilities and the loans. In addition, Peoples will assume responsibility for certain leases relating to the branches, including the lease for the Landen branch
          office.   The transaction, subject to regulatory approval,
          is expected to be completed in the third calendar quarter of 2003.

ITEM 6.   Exhibits and Reports on Form 8-K

          Reports on Form 8-K:  None

          Exhibits:
              10.1 Change in Control Severance Agreement among Peoples Community Bancorp, Inc., Peoples Community Bank and Jerry L. Boate
              99.1                 Certification of Chief Executive Officer
              99.2                 Certification of Chief Financial Officer


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      May 14, 2003                 By: /s/Jerry D. Williams
       -------------------                  -------------------------
                                            Jerry D. Williams
                                            President



Date:      May 14, 2003                 By: /s/Teresa A. O'Quinn
       -------------------                  -------------------------
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



Date: May 14, 2003                 /s/Jerry D. Williams
                                   -------------------------
                                   Jerry D. Williams
                                   Chief Executive Officer


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



Date: May 14, 2003                      /s/Teresa A. O'Quinn
                                        --------------------------
                                        Teresa A. O'Quinn
                                        Chief Financial Officer


