Form 10-Q
period 2003-06-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2003-08-13
CIK 1100983

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2003
                               -------------------------------
                                  OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949
                    ---------

                        PEOPLES COMMUNITY BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           Maryland                                  31-1686242
-------------------------------                -----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification Number)



             6100 West Chester Road, West Chester, Ohio  45069
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

Yes [X]   No  [  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    No   X
   ---    ----

As of August 11, 2003, the latest practicable date, 2,521,620 shares of the registrant's common stock, no par value, were issued and outstanding.

                                  1 of 22


                    Peoples Community Bancorp, Inc.

                              INDEX

                                                                 Page
                                                                 ----
PART I   -     FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition       3

               Consolidated Statements of Earnings                  4

               Consolidated Statements of Comprehensive Income      5

               Consolidated Statements of Cash Flows                6

               Notes to Consolidated Financial Statements           8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                          14

PART II -      OTHER INFORMATION                                   21

SIGNATURES                                                         22

















                    PEOPLES COMMUNITY BANCORP, INC.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (In thousands, except share data)

                                                                             June 30,    September 30,
     ASSETS                                                                      2003             2002
Cash and due from banks                                                      $  9,333       $  4,460
Interest-bearing deposits in other financial institutions                      38,569         22,177
                                                                               ------         ------
     Cash and cash equivalents                                                 47,902         26,637

Investment securities designated as available for sale - at market              2,128          1,231
Mortgage-backed securities designated as available for sale - at market        20,338         18,763
Loans receivable - net                                                        516,118        504,012
Office premises and equipment - at depreciated cost                            11,981         10,973
Real estate acquired through foreclosure                                        1,527             97
Federal Home Loan Bank stock - at cost                                         10,219          9,907
Accrued interest receivable on loans                                            2,045          2,264
Accrued interest receivable on mortgage-backed securities and
  other investments                                                                51             77
Prepaid expenses and other assets                                                 610            621
Goodwill, net of accumulated amortization                                       4,875          4,875
Prepaid federal income taxes                                                    1,547            -
Deferred federal income taxes                                                   2,731          2,175
                                                                              -------        -------
     Total assets                                                            $622,072       $581,632
                                                                              =======        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                     $405,428       $369,080
Advances from the Federal Home Loan Bank                                      152,500        152,500
Other borrowed money                                                            1,400            450
Guaranteed preferred beneficial interests in junior subordinated debentures    12,500         12,500
Advances by borrowers for taxes and insurance                                      37            189
Accrued interest payable                                                          821            843
Accrued federal income taxes                                                      -              151
Other liabilities                                                               3,476          2,929
                                                                              -------        -------
     Total liabilities                                                        576,162        538,642

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
    2,521,620 and 2,512,615 shares issued, as of June 30, 2003 and
    September 30, 2002, respectively                                               25             25
  Additional paid-in capital                                                   24,236         23,931
  Retained earnings - restricted                                               22,175         19,447
  Shares acquired by stock benefit plan                                          (333)          (476)
  Accumulated comprehensive income (loss), unrealized gains (losses) on
    securities designated as available for sale,  net of related tax effects     (193)            63
                                                                               ------         ------
     Total stockholders' equity                                                45,910         42,990
                                                                               ------         ------
     Total liabilities and stockholders' equity                              $622,072       $581,632
                                                                              =======        =======

                    Peoples Community Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF EARNINGS

                   (In thousands, except share data)

                                                     Nine months ended    Three months ended
                                                           June 30,             June 30,
                                                         2003       2002      2003        2002

Interest income
  Loans                                                $26,450    $23,686    $8,679     $8,508
  Mortgage-backed securities                             1,166        228       467         12
  Investment securities                                     21         14         5          5
  Interest-bearing deposits and other                      475        378       141        142
                                                        ------     ------     -----      -----
     Total interest income                              28,112     24,306     9,292      8,667

Interest expense
  Deposits                                               8,702      7,446     2,787      2,490
  Borrowings                                             5,350      3,906     1,816      1,308
                                                        ------     ------     -----      -----
     Total interest expense                             14,052     11,352     4,603      3,798
                                                        ------     ------     -----      -----
     Net interest income                                14,060     12,954     4,689      4,869

Provision for losses on loans                            3,298      3,769     1,188      1,300
                                                        ------     ------     -----      -----
     Net interest income after provision
       for losses on loans                              10,762      9,185     3,501      3,569

Other income
  Gain on sale of securities                               493        -         493        -
  Gain on sale of branch premises and deposits             -        1,820       -          200
  Other operating                                          436        265       151         91
                                                        ------     ------     -----      -----
       Total other income                                  929      2,085       644        291

General, administrative and other expense
  Employee compensation and benefits                     3,874      2,583     1,417        952
  Occupancy and equipment                                1,269      1,210       411        511
  Franchise taxes                                          384        370       168        128
  Data processing                                          387        270       148        101
  Other operating                                        1,641      1,442       537        606
  Amortization and other charges related to goodwill       -        1,342       -          114
                                                        ------     ------     -----      -----
     Total general, administrative and other expense     7,555      7,217     2,681      2,412
                                                        ------     ------     -----      -----
     Earnings before income taxes                        4,136      4,053     1,464      1,448

Federal income taxes
  Current                                                1,831      2,374       498        530
  Deferred                                                (423)      (536)      -          -
                                                        ------     ------     -----      -----
     Total federal income taxes                          1,408      1,838       498        530
                                                        ------     ------     -----      -----

     NET EARNINGS                                     $  2,728   $  2,215   $   966    $   918
                                                         =====      =====       ===        ===
     EARNINGS PER SHARE
       Basic                                             $1.10       $.91      $.39       $.38
                                                         =====      =====       ===        ===
       Diluted                                           $1.09       $.90      $.38       $.37
                                                         =====      =====       ===        ===

                    Peoples Community Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (In thousands)

                                                                    For the nine months   For the three months
                                                                        ended June 30,         ended June 30,
                                                                     2003         2002     2003          2002
Net earnings                                                       $2,728       $2,215    $ 966          $918

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $36, $39, $32
    and $(1) for the respective periods                                69           76       63            (2)
  Reclassification adjustment for realized gains including in
    earnings, net of taxes of $168 for each of the 2003 periods      (325)         -       (325)          -
                                                                    -----        -----      ---           ---
Comprehensive income                                               $2,472       $2,291    $ 704          $916
                                                                    =====        =====      ===           ===
Accumulated comprehensive income (loss)                            $ (193)      $   58    $(193)         $ 58
                                                                      ===           ==      ===            ==






























                    Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the nine months ended June 30,
                            (In thousands)

                                                                        2003     2002
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                       $  2,728   $ 2,215
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
       mortgage-backed securities, net                                   990       264
    Amortization of deferred loan origination fees                    (1,122)     (497)
    Amortization expense of stock benefit plan                           346       541
    Compensation expense related to vested stock options                 102       -
    Amortization and other charges related to goodwill                   -       1,342
    Depreciation and amortization - net                                  578       769
    Provision for losses on loans                                      3,298     3,769
    Federal Home Loan Bank stock dividends                              (312)     (313)
    Investment securities dividends                                      (29)      -
    Gain on sale of securities                                          (493)      -
    Gain on sale of branch premises and deposits                         -      (1,820)
    Increase (decrease) in cash, net of acquisition of Kenwood Bancorp, due to changes in:
      Accrued interest receivable on loans                               219      (217)
      Accrued interest receivable on mortgage-backed securities           26       (79)
      Prepaid expenses and other assets                                   11    (5,622)
      Accrued interest payable                                           (22)      117
      Other liabilities                                                  547       216
      Federal income taxes
        Current                                                       (1,698)    3,728
        Deferred                                                        (423)     (536)
                                                                      -------    ------
     Net cash provided by operating activities                         4,746     3,877

Cash flows provided by (used in) investing activities:
  Purchases of investment securities                                  (1,000)      -
  Proceeds from sale of investment securities designated as
      available for sale                                                  28       -
  Purchase of mortgage-backed securities                             (93,345)  (20,264)
  Principal repayments on mortgage-backed securities                  22,627       815
  Proceeds from sale of mortgage-backed securities designated as
       available for sale                                             68,361       -
  Proceeds from sale of loan participations                              113     6,460
  Principal repayments on loans                                      194,735   106,245
  Loan disbursements                                                (210,560) (197,562)
  Purchase of office premises and equipment                           (1,586)   (1,778)
  Proceeds from sale of branch premises and deposits                     -       3,218
  Purchase of Federal Home Loan Bank stock                               -        (970)
  Cash received in acquisition of Kenwood Bancorp - net                  -       2,042
                                                                      -------   ------
       Net cash used in investing activities                         (20,627) (101,794)
                                                                      -------   ------
     Net cash used in operating and investing activities
       (balance carried forward)                                     (15,881)  (97,917)
                                                                      -------   ------

                    Peoples Community Bancorp, Inc.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  For the nine months ended June 30,
                            (In thousands)

                                                                             2003        2002
     Net cash used in operating and investing activities
       (balance brought forward)                                         $(15,881)  $ (97,917)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                         36,348      56,494
  Proceeds from Federal Home Loan Bank advances and other borrowings       59,950      77,250
  Repayment of Federal Home Loan Bank advances                            (59,000)    (45,817)
  Proceeds from issuance of junior subordinated debentures                    -        12,500
  Advances by borrowers for taxes and insurance                              (152)       (364)
                                                                           ------     -------
     Net cash provided by financing activities                             37,146     100,063
                                                                           ------     -------
Net increase in cash and cash equivalents                                  21,265       2,146

Cash and cash equivalents at beginning of period                           26,637      14,595
                                                                           ------     -------
Cash and cash equivalents at end of period                               $ 47,902   $  16,741
                                                                           ======      ======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                 $  3,530   $   4,447
                                                                           ======      ======
    Interest on deposits and borrowings                                  $ 14,074   $  11,122
                                                                           ======      ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                 $   (256)  $      76
                                                                           ======      ======
  Transfers from loans to real estate acquired through foreclosure       $  2,863   $     523
                                                                           ======      ======
  Loans disbursed to facilitate sale of real estate acquired through
    foreclosure                                                          $  1,592   $     135
                                                                           ======      ======
  Fair value of assets received in acquisition of Kenwood Bancorp        $    -     $  56,550
                                                                           ======      ======



















                    Peoples Community Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   For the nine and three month periods ended June 30, 2003 and 2002


1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. ("Peoples Bancorp" or the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine- and three-month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Business Combination
    --------------------
On April 26, 2002, the Company completed its acquisition of Kenwood Bancorp, Inc. ("Kenwood") for consideration of $25.22 per outstanding share, totaling $7.9 million in cash. Kenwood was liquidated into Peoples Community Bank and Kenwood's wholly-owned banking subsidiary, Kenwood Savings Bank, became a wholly-owned subsidiary of Peoples Community Bank. The Corporation acquired $56.6 million in total assets and recorded approximately $3.4 million in goodwill as a result of the transaction. Future references to "Peoples" or the "Bank" include both Peoples and Kenwood Savings Bank.

On April 7, 2003, Peoples Community Bank announced the signing of a definitive agreement to acquire the Deer Park and Landen Branch Offices of Ameriana Bancorp. Under the terms of the agreement, Peoples will acquire the deposits and certain loans associated with the two branches. The transaction will involve approximately $63.1 million in deposits, $30.9 million in loans, $25.2 million in cash and $567,000 in fixed assets. The purchase price is the greater of $6.5 million or 6.91% of the aggregate book value of the deposit liabilities and the loans. In addition, Peoples will assume responsibility for certain leases relating to the branches, including
the lease for the Landen branch office.   The transaction, subject to
regulatory approval, is expected to be completed prior to September
30, 2003.

3.  Principles of Consolidation
    ---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Peoples Bancorp Capital Trust I. All significant intercompany items have been eliminated.





                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the nine and three month periods ended June 30, 2003 and 2002


4.  Earnings Per Share
    ------------------
Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 33,320 and 52,360 unallocated ESOP shares as of June 30, 2003 and 2002, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:

                                    For the nine months ended     For the three months ended
                                             June 30,                       June 30,
                                     2003               2002       2003               2002
Weighted-average common shares
  outstanding (basic)               2,469,942      2,443,894      2,474,983       2,448,825
Dilutive effect of assumed exercise
  of stock options                     39,831         26,128         42,169          30,360
Weighted-average common shares      ---------      ---------      ---------       ---------
  outstanding (diluted)             2,509,773      2,470,022      2,517,152       2,479,185
                                    =========      =========      =========       =========

5.  Effects of Recent Accounting Pronouncements
    -------------------------------------------
In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises.

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

                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the nine and three month periods ended June 30, 2003 and 2002


5.  Effects of Recent Accounting Pronouncements (continued)
    -------------------------------------------------------
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Company's financial condition or results of operations.

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

                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the nine and three month periods ended June 30, 2003 and 2002


5.  Effects of Recent Accounting Pronouncements (continued)
    -------------------------------------------------------
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial letters of credit which require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires the Company to record an initial liability, generally equal to the fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to letters of credit the Company issues or modifies subsequent to December 31, 2002.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 is $874,000 and they expire through fiscal 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following:

* guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning prior to June 15, 2003 should continue to be applied according to the effective dates in those issues

* guidance relating to forward purchase and sale agreements involving when-issued securities should be applied to both existing contracts and new contracts entered into after June 30, 2003.

Management does not expect SFAS No. 149 to have a material effect on the Company's financial position or results of operations.

                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the nine and three month periods ended June 30, 2003 and 2002


5.  Effects of Recent Accounting Pronouncements (continued)
    -------------------------------------------------------
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Company). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management is continuing to evaluate the effect of the provisions of SFAS No. 150 on the Company's financial statements.

6.  Stock Option Plan
    -----------------
During fiscal 2001 the Board of Directors adopted the Peoples Community Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant. Options granted in fiscal 2003 totaled 26,391 at an exercise price equal to fair value of $23.22. In fiscal 2002, the Company granted 25,728 options at an exercise price equal to fair value of $20.25, and 94,861 options at an exercise price equal to fair value of $14.00 in fiscal 2001. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant. The remaining shares in the Plan may be granted to employees based on management's discretion.

The Company accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

During fiscal 2002, the Company elected to recognize expense related to the vesting of its stock options in accordance with the provisions of SFAS No. 123. Total expense related to options for the nine month period ended June 30, 2003 amounted to $102,000. The Corporation recorded no expense in the nine months ended June 30, 2003.




                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the nine and three month periods ended June 30, 2003 and 2002


6.  Stock Option Plan (continued)
    -----------------------------
The fair value of the option grants are estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2003: no dividend yield; expected volatility of 21.4%; a risk-free interest rate of 3.58% and an expected life of ten years for all grants.


A summary of the status of the Plan is presented below:

                                    Nine months ended               Year ended
                                         June 30,                  September 30,
                                           2003              2002               2001
                                             Weighted-          Weighted-          Weighted-
                                              average            average            average
                                             exercise            exercise           exercise
                                     Shares    price     Shares    price   Shares     price
Outstanding at beginning of period   120,329   $15.34    94,861    $14.00      -      $  -
Granted                               26,391    23.22    25,728     20.25   94,861     14.00
Exercised                                -        -         -         -        -         -
Forfeited                             (1,724)   17.99      (260)    14.00      -         -
                                     -------    -----   -------     -----   ------     -----
Outstanding at end of period         144,996   $16.74   120,329    $15.34   94,861    $14.00
                                     =======    =====   =======     =====   ======     =====
Options exercisable at period-end     42,620   $14.72    18,924    $14.00      -      $  -
                                     =======    =====   =======     =====   ======     =====
Weighted-average fair value of
  options granted during the period            $ 9.41              $ 6.19             $ 5.70
                                                 ====                ====               ====

The  following information applies to options outstanding at June  30, 2003:

Number outstanding                                      144,996
Range of exercise prices                        $14.00 - $23.22
Weighted-average exercise price                          $16.74
Weighted-average remaining contractual life          8.53 years

















                    Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


General
-------
Peoples Bancorp's profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions, and interest expense, principally on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Cincinnati. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Peoples Bancorp's profitability also depends, to a lesser extent, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

Peoples Bancorp's operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond management's control.


Discussion of Financial Condition Changes from September 30, 2002 to
June 30, 2003
--------------------------------------------------------------------
At June 30, 2003, the Company's assets totaled $622.1 million, an increase of $40.4 million, or 7.0%, compared to September 30, 2002. The increase in assets was comprised primarily of an increase of $21.3 million in cash and cash equivalents and an increase of $12.1 million in loans receivable, primarily funded by a $36.3 million increase in deposits.

Cash and cash equivalents increased by $21.3 million from September 30, 2002 levels, to a total of $47.9 million at June 30, 2003. Management redeployed excess liquidity to purchase mortgage-backed securities during July 2003. Mortgage-backed securities totaled $20.3 million at June 30, 2003, an increase of $1.6 million, or 8.4%, compared to September 30, 2002. The purchase of $93.3 million in mortgage-backed securities during the period was partially offset by $91.0 million in principal repayments and sales.

Loans receivable totaled $516.1 million at June 30, 2003, an increase of $12.1 million, or 2.4%, over September 30, 2002 levels. Loan originations totaling $210.6 million during the nine-month period ended June 30, 2003 were substantially offset by principal repayments of $194.7 million. Loan originations were comprised of $94.2 million of loans secured by one- to four-family residential real estate, $52.9 million of loans secured by multi-family real estate, $40.1 million of loans secured by commercial real estate and land and $23.4 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $8.8 million at June 30, 2003, compared to $7.7 million at September 30, 2002. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, $3.3 million was added to the allowance through the provision for losses on loans during the nine months ended June
30, 2003. The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans to an increasing amount of loans secured by multi-family and commercial real estate, construction loans, as well as commercial lines of credit and unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk. Nonperforming loans totaled $4.7 million and $7.5 million at June 30, 2003 and September 30, 2002, respectively. The $2.8 million decrease in nonperforming loans resulted primarily from the restructure in October 2002 of a $3.2 million multi-family real estate loan. Such loan was two payments in arrears at June 30, 2003. Nonperforming loans at June 30, 2003 consisted of approximately $4.3 million of one- to four-family residential loans, $106,000 in multi-family residential loans, and $269,000 in loans secured by commercial real estate and land. As of the date of this report, it is management's belief that the nonperforming loans are adequately reserved and no material unreserved losses are presently anticipated on these nonperforming loans.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2002 to June 30, 2003 (continued)
--------------------------------------------------------------------
In spite of the decrease in non-performing loans, the Bank's internally classified loans increased by $2.6 million, or 22.9%, to a total of $14.2 million at June 30, 2003, compared to September 30, 2002. The increase was due primarily to the classification of approximately $1.7 million of construction loans to a financially troubled builder and $700,000 secured by single-family residences.

The allowance for loan losses represented 1.68% and 1.37% of total loans at June 30, 2003 and September 30, 2002, respectively. The allowance for loan losses represented 189.4% and 102.2% of nonperforming loans as of June 30, 2003 and September 30, 2002, respectively. Although management believes that its allowance for loan losses at June 30, 2003 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $405.4 million at June 30, 2003, an increase of $36.3 million, or 9.8%, over September 30, 2002 levels. The increase in deposits was primarily attributable to management's efforts to maintain deposit growth through marketing strategies and competitive rates.

Advances from the Federal Home Loan Bank and other borrowings totaled $153.9 million at June 30, 2003, an increase of $950,000, or 0.6%, compared to September 30, 2002 totals. Proceeds obtained from the advances and other borrowings were generally used to fund loan originations.

Stockholders' equity totaled $45.9 million, or 7.4% of total assets, at June 30, 2003, an increase of $2.9 million, or 6.8%, over September 30, 2002 levels. The increase resulted primarily from net earnings of $2.7 million and the expense amortization effects of the stock benefit and option plans totaling $448,000, which were partially offset by a $256,000 decrease in unrealized gains on available for sale securities.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June 30, 2003, the
Bank's regulatory capital exceeded each of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2003 and 2002
----------------------------------------------------------------------

General
-------
The inclusion of the accounts of Kenwood, which the Company acquired in April 2002, in a transaction accounted for using the purchase method of accounting, contributed to the increases in the level of income and expense during the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002. In accordance with the purchase method of accounting, the consolidated statement of earnings for the period ended June 30, 2002 was not restated for the acquisition.

Net earnings amounted to $966,000 for the three months ended June 30, 2003, an increase of $48,000, or 5.2%, compared to the $918,000 of net earnings reported for the same period in 2002. The increase in earnings resulted primarily from an increase of $353,000 in other income, a $112,000 decrease in the provision for losses on loans and a $32,000 decrease in the provision for federal income taxes, which were partially offset by a $180,000 decrease in net interest income and a $269,000 increase in general, administrative and other expense.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2003 and 2002 (continued)
----------------------------------------------------------------------

Net Interest Income
-------------------
Interest income on loans increased by $171,000, or 2.0%, during the three-month period ended June 30, 2003, compared to the 2002 period, due primarily to a $54.8 million, or 11.7%, increase in the average portfolio balance outstanding, which was partially offset by a 63 basis point decrease in the weighted-average yield, to 6.63% for the 2003 period. The increase in the average balance was due to the acquisition of Kenwood and the continued strong loan origination volume, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of adjustable rate loans, as well as the lower pricing of new loans relative to loans in the portfolio. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $454,000, or 285.5%, due primarily to a $56.9 million, or 182.3%, increase in the average balance of the related assets, coupled with a 74 basis point increase in the weighted-average yield, to 2.78% in the 2003 period. The increase in the average balance of such assets was primarily due to the investment of excess funds from deposit growth.

Interest expense on deposits increased by $297,000, or 11.9%, due primarily to an increase of approximately $112.6 million, or 40.4%, in the average balance of deposits outstanding, partially offset by a 72 basis point decrease in the weighted-average cost of deposits, to 2.85% for the 2003 period. Interest expense on borrowings increased by $508,000, or 38.8%, due primarily to a 111 basis point increase in the average cost of borrowings, to 3.87% for the 2003 period, partially offset by a $1.8 million, or 1.0%, decrease in the average
balance of borrowings outstanding.     The increase in the average
cost resulted from management converting existing short-term adjustable-rate advances from the Federal Home Loan Bank to fixed-rate long-term advances to provide a more favorable interest rate risk position.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $180,000, or 3.7%, to a total of $4.7 million for the three months ended June 30, 2003, compared to the same quarter in 2002. The interest rate spread decreased to 2.90% for the three months ended June 30, 2003, from 3.69% for the 2002 period, while the net interest margin decreased to 3.07% for the three months ended June 30, 2003, compared to 3.90% for the same period in 2002.

Provision for Losses on Loans
-----------------------------
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.2 million and $1.3 million for the three-month periods ended June 30, 2003 and 2002, respectively. The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans, to an increasing amount of loans secured by multi-family and commercial real estate, construction loans and unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2003 and 2002 (continued)
----------------------------------------------------------------------

Other Income
------------
Other income totaled $644,000 for the three months ended June 30, 2003, an increase of $353,000, or 121.3%, compared to $291,000 recorded for the three months ended June 30, 2002. The increase was due to a $493,000 gain on sale of securities recorded during the quarter ended June 30, 2003, and a $60,000, or 65.9%, increase in other income, partially offset by the effects of a $200,000 gain on sale of branch offices recorded during the quarter ended June 30, 2002. The increase in other operating income resulted primarily from the inclusion of Kenwood Savings' operations and increases in fees related to loan and deposit transactions year to year.

General, Administrative and Other Expense
-----------------------------------------
General, administrative and other expense totaled $2.7 million for the three months ended June 30, 2003, an increase of $269,000, or 11.2%, compared to the same quarter in 2002. This increase resulted primarily from an increase of $465,000, or 48.8%, in employee compensation and benefits, a $47,000, or 46.5%, increase in data processing and an increase of $40,000, or 31.3%, in franchise taxes, partially offset by a decrease of $114,000 in amortization of goodwill, a decrease of $100,000, or 19.6%, in occupancy and equipment, and a $69,000, or 11.4%, decrease in other operating expense.

Generally, as previously noted, the level of general, administrative and other expenses increased due to the effects of the Kenwood acquisition and overall growth from year to year. The increase in employee compensation and benefits was due primarily to an increase in staffing levels, in connection with the Bank's continued growth, costs associated with benefit plans, and normal merit increases. The increase in data processing reflects continued growth in loan and deposit accounts. The decrease in goodwill amortization reflects the Company's adoption of SFAS No. 142 effective October 1, 2002.
Pursuant to SFAS No. 142, goodwill is no longer amortized, but is subject to a periodic impairment evaluation.

Federal Income Taxes
--------------------
The provision for federal income taxes totaled $498,000 for the three months ended June 30, 2003, a decrease of $32,000, or 6.0%, compared to the $530,000 provision recorded in the 2002 quarter. This decrease was primarily due to the effects of nondeductible goodwill amortization included in the 2002 three-month period, offset by an increase in pre-tax earnings of $16,000, or 1.1%. The Company's effective tax rates were 34.0% and 36.6% for the three-month periods ended June 30, 2003 and 2002, respectively.


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2003 and 2002
---------------------------------------------------------------------

General
-------
The inclusion of the accounts of Kenwood, which the Company acquired in April 2002, in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expense during the nine month period ended June 30, 2003 compared to the nine month period ended June 30, 2002. In accordance with the purchase method of accounting, the consolidated statement of earnings for the nine-month period ended June 30, 2002 was not restated for the acquisition.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2003 and 2002 (continued)
---------------------------------------------------------------------

General (continued)
-------------------
Net earnings amounted to $2.7 million for the nine months ended June 30, 2003, an increase of $513,000, or 23.2%, compared to the $2.2 million of net earnings reported for the same period in 2002. The increase in earnings resulted primarily from a $1.1 million increase in net interest income, a $471,000 decrease in the provision for losses on loans and a $430,000 decrease in the provision for federal income taxes, partially offset by a $1.2 million decrease in other income and a $338,000 increase in general, administrative and other expense.

Net Interest Income
-------------------
Interest income on loans increased by $2.8 million, or 11.7%, during the nine-month period ended June 30, 2003, compared to the 2002 period, due primarily to a $40.5 million, or 9.5%, increase in the average portfolio balance outstanding, which was coupled with a 15 basis point increase in the weighted-average yield, to 7.52% for the 2003 period. The increase in the average balance was due to the continued strong loan origination volume, while the increase in yield reflected the continuing change in the composition of the loan portfolio to higher yielding and relatively higher risk assets. Interest income on investment and mortgage-backed securities and interest-bearing deposits and other increased by $1.0 million, or 168.1%, due primarily to a $49.7 million, or 190.8%, increase in the average balance of the related assets, partially offset by a 25 basis point decrease in the weighted-average yield, to 2.93% in the 2003 period. The increase in the average balance of such assets was primarily due to the investment of excess funds from deposit growth.

Interest expense on deposits increased by $1.3 million, or 16.9%, due primarily to an increase of approximately $97.8 million, or 38.9%, in the average balance of deposits outstanding, partially offset by a 63 basis point decrease in the weighted-average cost of deposits, to 3.33% for the 2003 period. Interest expense on borrowings increased by $1.4 million, or 37.0%, due primarily to a 126 basis point increase in the average cost of borrowings, to 4.32% for the 2003 period, partially offset by a $5.2 million, or 3.0%, decrease in the average balance of borrowings outstanding. Management converted existing short-term adjustable-rate advances at the Federal Home Loan Bank to fixed-rate long-term advances to provide a more favorable interest rate risk position.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.1 million, or 8.5%, to a total of $14.1 million for the nine months ended June 30, 2003, compared to the same period in 2002. The interest rate spread decreased to 3.24% for the nine months ended June 30, 2003, from 3.54% for the 2002 period, while the net interest margin decreased to 3.44% for the nine months ended June 30, 2003, compared to 3.80% for the same period in 2002.

Provision for Losses on Loans
-----------------------------
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $3.3 million for the nine-month period ended June 30, 2003, a decrease of $471,000, or 12.5%, compared to the same period in 2002.
The provision recorded during the current nine-month period was due primarily to the increase in classified assets and the continuing change in the composition and the relative credit risk of the loan
portfolio.   The Company has continued to change its loan portfolio mix, from a preponderance of one- to four-family residential loans, to an

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2003 and 2002 (continued)
---------------------------------------------------------------------

Provision for Losses on Loans (continued)
-----------------------------------------
increasing amount of loans secured by multi-family and commercial real estate, construction loans and unsecured loans. Although such loans typically carry higher interest rates and may have shorter terms than one- to four-family loans, such loans also generally have a relatively higher degree of credit risk. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------
Other income totaled $929,000 for the nine months ended June 30, 2003, a decrease of $1.2 million, or 55.4%, compared to the $2.1 million recorded for the nine months ended June 30, 2002. The decrease was due to the effects of a $1.8 million gain on sale of branch offices recorded during the period ended June 30, 2002, partially offset by a $493,000 gain on sale of securities and a $171,000, or 64.5%, increase in other income during the nine months ended June 30, 2003. The increase in other operating income resulted primarily from the inclusion of Kenwood Savings' operations and increases in fees related to loan and deposit transactions year to year.

General, Administrative and Other Expense
-----------------------------------------
General, administrative and other expense totaled $7.6 million for the nine months ended June 30, 2003, an increase of $338,000, or 4.7%, compared to the same period in 2002. This increase resulted primarily from an increase of $1.3 million, or 50.0%, in employee compensation and benefits, a $59,000, or 4.9%, increase in occupancy and equipment, an increase of $117,000, or 43.3%, in data processing and an increase of $199,000, or 13.8%, in other operating expense, partially offset by a decrease of $1.3 million in amortization of goodwill.

Generally, as previously noted, the level of general, administrative and other expenses increased due to the effects of the Kenwood acquisition and overall growth from year to year. Additionally, the increase in employee compensation and benefits was due primarily to an increase in costs associated with benefits plans, staffing levels, in connection with the Bank's continued growth, and normal merit increases. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's office additions and improvements. The increase in data processing reflects costs associated with the growth in loans and deposit accounts. The increase in other operating expense relates primarily to an increase in advertising costs, professional fees and pro-rata increases in costs associated with the Company's overall growth year to year. The decrease in goodwill amortization reflects the Company's adoption of SFAS No. 142 effective October 1, 2002. Pursuant to SFAS No. 142, goodwill is no longer amortized, but is subject to a periodic impairment evaluation.

Federal Income Taxes
--------------------
The provision for federal income taxes totaled $1.4 million for the nine months ended June 30, 2003, a decrease of $430,000, or 23.4%, compared to the $1.8 million provision recorded in the 2002 nine-month period. This decrease was primarily due to the effects of nondeductible goodwill amortization included in the 2002 nine-month period, partially offset by an increase of $83,000, or 2.0%, in pre-tax earnings. The Company's effective tax rates were 34.0% and 45.3% for the nine-month periods ended June 30, 2003 and 2002, respectively.

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Impact of Inflation and Changing Prices
---------------------------------------
The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-Q, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.


Forward-Looking Statements
--------------------------
This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
There has been no material change in the Company's market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2002.

ITEM 4:  Controls and Procedures
         -----------------------
     (a) Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

     (b) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                    Peoples Community Bancorp, Inc.

                                PART II


ITEM 1.   Legal Proceedings
          -----------------
          Not applicable

ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable


ITEM 5.   Other Information
          -----------------
          On July 25, 2003, Peoples Community Bank consummated the previously announced sale of Kenwood Savings Bank and approximately $10.0 million in deposits and loans to Fort Washington Trust Company, a wholly owned subsidiary of The Western Southern Life Insurance Company. The remaining $62.1 million of Kenwood Savings Bank's assets and liabilities were transferred to Peoples Community Bank. The two former Kenwood Savings Bank branch offices in the Kenwood and Northgate areas are now operating as full service offices of Peoples Community Bank.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          Reports on Form 8-K:  None

          Exhibits:
           31.1 Written statement of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of
                                2002, 18 U.S.C. Section 1350

           31.2 Written statement of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of
                                2002, 18 U.S.C. Section 1350

           32.1 Written statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of
                                2002, 18 U.S.C. Section 1350

           32.2 Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of
                                2002, 18 U.S.C. Section 1350

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 12, 2003                   By: /s/Jerry D. Williams
           ---------------                       ----------------------------
                                                 Jerry D. Williams
                                                 President



Date:      August 12, 2003                   By: /s/Teresa A. O'Quinn
           ---------------                       ----------------------------
                                                 Teresa A. O'Quinn
                                                 Chief Financial Officer


























