Form 10-K
period 2003-09-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2003-12-29
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2003

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File No.: 000-29949

PEOPLES COMMUNITY BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	31-1686242
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6100 West Chester Road, West Chester, Ohio	45069
(Address of Principal Executive Offices)	(Zip Code)

(513) 870-3530
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock (par value $.01 per share)
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes  ☐    No  ☐

As of December 22, 2003, the aggregate value of the 2,080,844 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 441,244 shares held by all directors and executives officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, was approximately $44.7 million.  This figure is based on the closing sales price of $21.50 per share of the Registrant’s Common Stock on December 22, 2003.  Although directors and executive officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 22, 2003:  2,522,088

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1)                                  Portions of the Annual Report to Stockholders for the year ended September 30, 2003 are incorporated into Part II, Items 5 through 8 and Item 9A of this Form 10-K.

(2)                                  Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year end are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART I

Item 1. Business

General

Peoples Community Bancorp, Inc. (“Peoples” or the “Company”) was organized in December 1999 at the direction of the Board of Directors of The People’s Building, Loan and Savings Company, presently Peoples Community Bank, (the “Bank”) for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from an Ohio-chartered mutual savings and loan association to a federally-chartered stock savings bank (the “Conversion”).  (Unless the context otherwise requires, reference to Peoples includes the Bank).  Peoples is a unitary savings and loan holding company whose assets consist primarily of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the issuance of Peoples shares to the public (the “Offering”) retained by Peoples and Peoples’ loan to the employee stock ownership plan (the “ESOP”).  Peoples has no significant liabilities other than junior subordinated debentures issued in fiscal 2002.  The management of Peoples and the Bank are substantially identical and Peoples neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Bank is a federally-chartered stock savings bank that was originally organized in 1889.  The Bank conducts its business from thirteen offices in Hamilton, Warren, and Butler Counties in Ohio.  The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities.  The Bank’s primary lending emphasis has been, and continues to be, loans secured by first liens on single-family (one- to-four units) residential properties located in Hamilton, Warren and Butler Counties in Ohio.  However, over the past three fiscal years, the Bank has placed an increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans.  As a result, as a percentage of the total loan portfolio, single-family residential loans have decreased from 72.7% at September 30, 2000 to 37.1% at September 30, 2003, while multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans have increased during the same time period from 4.3% to 15.3%, 9.7% to 21.1%, 12.8% to 19.7%, 0.0% to 4.8% and 0.1% to 1.9%, respectively.  At September 30, 2003, Peoples had $738.7 million in total assets, $455.9 million in deposits and $46.7 million of stockholders’ equity.

Immediately prior to the Conversion, The Oakley Improved Building and Loan Company, an Ohio-chartered mutual savings and loan association (“Oakley”), merged with and into the Bank (the “Oakley merger”).  No consideration was exchanged in the Oakley merger.  The Oakley merger was accounted for on a pooling of interests basis whereby prior year amounts are restated to include the assets and liabilities of Oakley.  Simultaneously with the Conversion, Harvest Home Financial Corporation, an Ohio corporation with its principal place of business in Ohio (“Harvest Home Financial”), merged with and into Peoples (the “Harvest Home merger”).  The Harvest Home merger was accounted for using the purchase method of accounting and as such, prior period amounts are not restated.  The Conversion, the Oakley merger and the Harvest Home merger were interdependent transactions.

On March 30, 2001, the Company acquired Market Financial Corporation (“Market”) for consideration of $7.8 million in cash and 527,930 shares of common stock.  The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts were not restated.

On January 18, 2002, the Bank sold $11.0 million in total loans and $9.9 million in total deposits to another financial institution pursuant to a Purchase and Assumption Agreement.  These assets and liabilities had been assigned to the Bank’s branch office located in Blanchester, Ohio.

On April 26, 2002, the Company completed its acquisition of Kenwood Bancorp, Inc. for consideration of $25.22 per outstanding share, totaling $7.9 million in cash.  Kenwood was merged with and into the Corporation and Kenwood’s wholly-owned banking subsidiary, Kenwood Savings Bank, became a wholly-owned subsidiary of the Bank.  The Company acquired $56.6 million in total assets and recorded approximately $3.4 million in goodwill as part of the transaction.

On July 25, 2003, the Bank sold Kenwood Savings Bank, including $10.0 million in deposits and $10.1 million of loans to Fort Washington Trust Company, a subsidiary of Western and Southern Life Insurance Company.

On September 26, 2003, the Bank acquired two Ohio branch offices of Ameriana Bank and Trust, including $32.8 million in loans and $55.6 million in deposits.  The Bank recorded approximately $2.3 million in goodwill as a result of the transaction.

 The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision, which is the Bank’s chartering authority and primary federal regulator.  The Bank is also regulated by the Federal Deposit Insurance Corporation (the “FDIC”), administrator of the Savings Association Insurance Fund.  The Bank is also subject to certain reserve requirements established by the Federal Reserve Board (the “FRB”) and is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati, which is one of the 12 regional banks comprising the FHLB System.

Peoples Lending Activities

General.  At September 30, 2003, the net loan portfolio of Peoples totaled $554.4 million, representing approximately 75.0% of total assets at that date. The principal lending activity of Peoples is the origination of residential and nonresidential real estate loans. At September 30, 2003, residential loans (including construction loans secured by residential real estate) amounted to $417.0 million, or 75.2% of the net loan portfolio.  Nonresidential real estate and land loans totaled $131.4 million, or 23.7% of the net loan portfolio and nonresidential construction loans amounted to $31.8 million, or 5.7% of  the net loan portfolio as of September 30, 2003.  Further, commercial loans amounted to $30.0 million, or 5.4% of the net loan portfolio at September 30, 2003 and consumer loans amounted to $11.8 million, or 2.1% of the net loan portfolio at such time.  Peoples has placed an increased emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans over the last three fiscal years.  The aggregate amount of these loans has increased to $391.2 million, or 70.6% of the net loan portfolio at September 30, 2003, compared to $57.8 million, or 29.4% of the net loan portfolio at September 30, 2000.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus.  However, loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.   At September 30, 2003, Peoples’ regulatory limit on loans-to-one borrower was $9.7 million.  All of Peoples’ five largest loans or groups of loans-to-one borrower, amounting to $9.7 million, $9.0 million, $8.6 million, $8.6 million and $8.6 million at September 30, were performing in accordance with their terms at such date.  See “Asset Quality - Classified Assets.”

Loan Portfolio Composition.  The following table sets forth the composition of Peoples’ loans at the dates indicated.

	September 30,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
					(Dollars in Thousands)
Mortgage loans:
Single-family residential	$230,775	41.7%	$296,294	58.8%	$242,540	64.2%	$153,627	78.1%	$87,574	92.6%
Multi-family residential	95,459	17.2	56,980	11.3	36,487	9.7	8,999	4.6	1,588	1.7
Nonresidential real estate and land	131,444	23.7	88,029	17.5	65,842	17.4	20,440	10.4	5,935	6.3
Construction loans	122,598	22.1	90,002	17.9	62,982	16.7	27,056	13.8	3,473	3.7
Total mortgage loans	580,276	104.7	531,305	105.5	407,851	108.0	210,122	106.9	98,570	104.3

Commercial loans	29,955	5.4	21,280	4.2	9,800	2.6	—	—	—	—
Consumer loans	11,769	2.1	4,265	0.8	1,883	0.5	1,307	0.7	133	0.1
Total loans receivable	622,000	112.2	556,850	110.5	419,534	111.1	211,429	107.6	98,703	104.4
Less:
Undisbursed portion of loans in process	(55,308)	(10.0)	(43,144)	(8.6)	(36,782)	(9.7)	(13,546)	(6.9)	(3,337)	(3.6)
Allowance for loan losses	(9,744)	(1.8)	(7,656)	(1.5)	(3,662)	(1.0)	(762)	(0.4)	(415)	(0.4)
Deferred loan fees	(2,597)	(0.4)	(2,038)	(0.4)	(1,363)	(0.4)	(636)	(0.3)	(400)	(0.4)

Loans receivable, net	$554,351	100.0%	$504,012	100.0%	$377,727	100.0%	$196,485	100.0%	$94,551	100.0%

Origination of Loans.  The lending activities of Peoples are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management.  Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers. Written loan applications are taken by loan officers.  Loan processors obtain or procure credit reports, appraisals and other documentation involved with a loan.  Property valuations are performed by independent outside appraisers approved by the Board of Directors of Peoples.

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

Peoples’ loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the collateral that will secure the loan.  The Board of Directors has granted authority to approve secured loans as follows:  loans up to $500,000 must be approved by two senior executive officers; loans between $500,000 and $1.0 million must be approved by three senior officers and loans greater than $1.0 million are approved by the Board of Directors or the executive committee of the Board of Directors.

Unsecured loans up to $500,000 require approval by three senior executive officers and those greater then $500,000 must be approved by the Board of Directors or the executive committee of the Board of Directors.  The executive committee shall ratify all approvals and present its report on a monthly basis for the Board of Directors review and approval.

Activity in Loans.  The following table shows the activity in Peoples’ loans during the periods indicated.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(In Thousands)

Total loans held at beginning of period	$556,850	$419,534	$211,429	$98,703	$93,303
Originations of loans:
Mortgage loans:
Single-family residential (1)	63,502	90,592	87,272	51,281	28,236
Multi-family residential	50,686	28,531	30,605	4,886	484
Commercial real estate and land	30,170	39,855	51,030	16,519	2,514
Construction	101,019	72,167	58,467	—	—
Commercial loans	25,852	26,656	12,394	—	—
Consumer loans	7,344	3,775	1,344	1,037	50
Total originations (2)	278,573	261,576	241,112	73,723	31,284

Increase due to Harvest Home acquisition	—	—	—	62,334	—
Increase due to Market acquisition	—	—	37,476	—	—
Increase due to Kenwood acquisition	—	40,326	—	—	—
Increase due to Ameriana branch acquisition	32,769	—	—	—	—
Total increases	311,342	301,902	278,588	136,057	31,284

Transfers to real estate owned	(2,863)	(620)	(197)	(110)	—
Charge-offs	(2,122)	(1,547)	—	(4)	—
Other increases (decreases) (3)	5,879	(9,212)	22,285	10,772	121
Repayments	(247,086)	(153,207)	(92,571)	(33,989)	(26,005)
Net activity in loans	65,150	137,316	208,105	112,726	5,400

Gross loans held at end of period	$622,000	$556,850	$419,534	$211,429	$98,703

(1)                      Includes construction loan originations made during fiscal year 2000 and 1999.

(2)                      Undisbursed portions of loans in process totaled $55.3 million, $43.1 million, $36.8 million, $13.5 million and $3.3 million at September 30, 2003, 2002, 2001, 2000 and 1999 respectively.

(3)                      Includes loan participations sold of $10.2 million, $6.7 million and $2.7 million in fiscal 2003, 2002 and 2001, respectively.  Peoples did not sell any loan participations in fiscal 2000 or 1999.

The significant repayments of $229.1 million and $153.2 million during fiscal 2003 and 2002, respectively, were primarily due to the refinancing activity related to single-family residential loans in the low interest rate environment during such period.  The transfers to real estate owned of $2.9 million during fiscal 2003 were partially due to a troubled builder of 1-4 family residential real estate, who deeded five properties back to the bank in lieu of foreclosure.  These properties are being actively marketed with one property sold in November 2003. Additionally, during fiscal year 2003, the Bank continued to foreclose on the residential properties of a now defunct builder, with two properties remaining unsold as of September 30, 2003.

Charge-offs of $2.1 million during fiscal 2003, consisted primarily of $1.8 million in loans secured by commercial real estate, equipment and other assets.  This loss resulted from the liquidation of assets of a troubled manufacturing company, which was further complicated by environmental issues.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples generally confines its lending activity to its primary market area of Warren, Butler and Hamilton Counties, Ohio.  Subject to its loans-to-one borrower limitation, Peoples is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate.  Peoples may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets.  This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property.  In addition, Peoples may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.  At September 30, 2003, Peoples was within each of the above lending limits.

One- to Four-Family Residential Real Estate Loans.  A primary real estate lending activity of Peoples is the origination of loans secured by first mortgage liens on one- to four-family residences.  At September 30, 2003, $230.8 million, or 41.7% of the net loan portfolio of Peoples consisted of conventional first mortgage, one- to four-family residential loans, compared to $296.3 million, or 58.8% at September 30, 2002.  The decrease of $65.5 million, or 22.1%, was due to the refinancing activity in the low interest rate environment as well as the use of such excess funds to originate multi-family residential, nonresidential real estate, land and commercial loans.

The loan-to-value ratio, maturity and other provisions of the loans made by Peoples generally have reflected Peoples’ policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Peoples.  Peoples’ lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include “due-on-sale” clauses.

The residential mortgage loans originated by Peoples consist of fixed rate and adjustable rate loans.  Presently, the single-family fixed-rate residential mortgage loans originated by Peoples have terms of up to 30 years.  In addition, Peoples originates adjustable-rate mortgage loans on which the interest rate adjusts every one or three years based upon the one-year or three-year rate on T-bills plus a specified margin. At September 30, 2003, $129.1 million, or 55.9% of our single-family residential loans were adjustable rate and $101.7 million, or 44.1% were fixed-rate.  Although significantly all of Peoples’ single-family loans are originated for its portfolio, the single-family residential mortgage loans presently being originated by Peoples generally conform to Fannie Mae and Freddie Mac requirements and are available for sale in the secondary market.

Multi-family Residential Loans.  Peoples also originates multi-family (over four units) residential loans.  Peoples’ multi-family loans are primarily secured by apartment buildings.  The multi-family residential mortgage loans of Peoples are underwritten on substantially the same basis as its nonresidential real estate loans, discussed below, although loan-to-value ratios are limited to 80%.  At September 30, 2003, Peoples had $95.5 million in multi-family residential mortgage loans, which amounted to 17.2% of Peoples’ net loan portfolio, compared to $57.0 million, or 11.3% of Peoples’ net loan portfolio at September 30, 2002.  During the year ended September 30, 2003, Peoples originated $50.7 million of multi-family residential loans compared to $38.0 million during fiscal 2002.  Peoples intends to continue its increased emphasis on this type of lending.

Nonresidential Real Estate and Land Loans.  Peoples’ nonresidential real estate and land loan portfolio primarily consists of loans secured by professional offices, small retail centers, warehouses and land for development purposes located within Peoples’ primary market area.  Nonresidential real estate and land loans amounted to $131.4 million, or 23.7% of the net loan portfolio at September 30, 2003, with an average loan balance of approximately $387,000. This compares to $88.0 million, or 17.5% at September 30, 2002, with an average loan balance of approximately $304,000.

The nonresidential real estate loans of Peoples typically have a loan-to-value ratio of 75% or less and generally have higher interest rates than single-family residential mortgage loans. The maximum term of Peoples’ nonresidential real estate loans is 25 years.  Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower.  Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt services.  In evaluating whether to make a nonresidential real estate loan, Peoples places primary emphasis on the ratio of net cash flow to debt service on the property and generally requires a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses as Peoples deems appropriate.

The land loans of Peoples generally are secured by single-family residential lots or undeveloped land being held for residential development.  Loans made on undeveloped land have a loan-to-value ratio of 75% or less (on an undeveloped basis) and are amortized over a five-year period or over a 15-year period with a balloon payment of the remaining principal amount due at five years from the date of origination.  Land loans secured by single-family residential lots are structured similar to undeveloped land with a loan-to-value ratio of 80% or less.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. Peoples generally attempts to mitigate the risks associated with its nonresidential real estate lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

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

Construction Loans.  At September 30, 2003, Peoples had approximately $122.6 million, or 22.1% of the net loan portfolio, in construction loans, compared to $90.0 million, or 17.9% of the total loan portfolio at September 30, 2002.  Of this amount, $90.8 million, or 74.1%, consisted of residential construction loans and $31.8 million, or 25.9%, consisted of nonresidential construction loans.  The increase in construction loans during fiscal 2003 was due primarily to increased originations of construction loans to builders.  The construction loans of Peoples are comprised largely of loans made to builders on a pre-sold basis, as well as, to a lesser extent, to builders for homes on an unsold or speculative basis.  Peoples’ construction loans to builders are generally made with a term not to exceed twelve months.  Interest-only payments are required during the construction period, which is typically twelve months.  Peoples generally limits the number of unsold homes under construction to its builders. This number is dependent on the reputation of the builder, the present exposure of the builder, the location of the property and the financial strength of the builder.  In addition, loans made to borrowers to construct their homes are originated at one closing as a construction/permanent loan.

Peoples also originates loans for the construction of nonresidential real estate such as small office buildings and warehouses.  These loans are typically originated as construction/permanent loans with interest only payments during the construction period and converting to a permanent loan at the end of the construction period.  These loans are generally made with a construction term of 12 months.  The loan to value ratio is generally limited to 75% on these loans on an as completed basis.  At September 30, 2003, nonresidential construction loans amounted to $31.8 million, or 5.7% of the net loan portfolio.

Prior to making a commitment to fund a construction loan, Peoples requires an appraisal of the property.  Peoples’ also requires inspections of each project.  Loan proceeds are then disbursed based on a percentage of completion.

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

Commercial Loans.  Peoples’ commercial loans consist primarily of unsecured lines of credit for working capital purposes, and to a lesser extent, loans secured by business equipment.  At September 30, 2003, commercial loans amounted to $30.0 million, or 5.4% of Peoples’ net loan portfolio, compared to $21.3 million, or 4.2% of the net loan portfolio at September 30, 2002.

Consumer Loans.  Peoples’ consumer and other loans consist of loans secured by deposit accounts, automobiles and stock.  At September 30, 2003, consumer and other loans amounted to $11.8 million, or 2.1% of Peoples’ net loan portfolio, compared to $4.3 million, or 0.8% of Peoples’ net loan portfolio as of September 30, 2002.  The increase in consumer loans was primarily due to the origination of $7.1 million in loans secured by stock from initial public offerings of several financial institutions, as well as the purchase of $1.0 million of consumer loans in connection with the acquisition of two branch offices from Ameriana Bank and Trust on September 26, 2003.

Loan Origination and Other Fees.  In addition to interest earned on loans, Peoples receives loan origination fees or “points” for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.  In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 2003, Peoples had $2.6 million of deferred loan fees compared to $2.0 million of deferred loan fees at September 30, 2002.

Contractual Principal Repayments and Interest Rates.  The following table sets forth scheduled contractual amortization of Peoples’ loans at September 30, 2003 as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.  Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	Principal Repayments Contractually Due in Year(s) Ended September 30,
	2004	2005	2006	2007- 2008	2009- 2014	2015- 2019	There- after	Total at September 30, 2003
	(In Thousands )

Mortgage loans:
Single-family residential	$8,047	$7,465	$8,393	$15,964	$81,942	$34,751	$74,213	$230,775
Multi-family residential	2,089	1,807	1,895	3,950	16,218	15,463	54,037	95,459
Nonresidential real estate and land	30,732	26,125	19,351	4,500	18,270	10,538	21,928	131,444
Construction loans	57,292	19,495	774	6,385	6,632	7,593	24,427	122,598
Commercial loans	24,606	3,588	209	429	1,096	11	16	29,955
Consumer loans	592	1,178	257	9,642	100	—	—	11,769

Total (1)	$123,358	$59,658	$30,879	$40,870	$124,258	$68,356	$174,621	$622,000

(1)                      Of the $498.6 million of loan principal payments contractually due after September 30, 2004, $143.8 million have fixed rates of interest and $354.8 million have adjustable rates of interest.

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

Asset Quality

General.  Peoples mails delinquent notices to borrowers when a borrower fails to make a required payment within 15 days of the date due. Additional notices begin when a loan becomes 30 days past due. If a loan becomes 90 days past due, Peoples refers it to an attorney to commence foreclosure. In most cases, deficiencies are cured promptly. While Peoples generally prefers to work with borrowers to resolve such problems, Peoples will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

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

Real estate acquired by Peoples as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold.  Peoples had real estate owned of $1.3 million and $97,000 at September 30, 2003 and 2002, respectively. There was no real estate owned at September 30, 2001.

Delinquent Loans.  The following table sets forth information concerning delinquent mortgage loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples’ loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	2003 60-89 Days Delinquent		At September 30, 2002 60-89 Days Delinquent		2001 60-89 Days Delinquent
	Amount	Percent of Loan Category	Amount	Percent of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)

Mortgage loans:
Single-family	$1,146.50%		$3,027	1.02%	$1,904.79%
Multi-family	—	—%	112.20%		—	—%
Nonresidential real estate and land	354.27%		198.22%		232.35%

Total	$1,500.27%		$3,337.66%		$2,136.57%

Non-Performing Assets.  The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans, loans more than 90 days past due and still accruing interest and other real estate owned.

	At September 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Loans past due 90 days or more and still accruing:
Single-family residential	$—	$—	$—	$—	$223
Nonresidential real estate and land	—	—	—	—	166
Total	—	—	—	—	389

Non-accrual loans:
Single-family residential	1,752	1,274	783	1,062	690
Multi-family residential	3,557	3,217	—	194	—
Nonresidential real estate and land	—	232	—	—	—
Construction loans	1,951	2,769	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	4	—	—	—	—
Total non-accruing loans	7,264	7,492	783	1,256	690

Total non-performing loans	7,264	7,492	783	1,256	1,079

Other real estate owned, net	1,293	97	—	110	—

Total non-performing assets	$8,556	$7,589	$783	$1,366	$1,079
Non-performing assets to total assets	1.16%	1.30%	0.19%	0.43%	1.01%
Non-performing loans to total loans-net	1.54%	1.49%	0.21%	0.64%	1.09%

The $967,000 increase in nonperforming assets resulted primarily from an increase of $1.2 million in other real estate owned. During fiscal year 2003, the Bank continued to foreclose on the residential properties of a now defunct builder, with two properties remaining unsold as of September 30, 2003.  Additionally, a financially troubled builder of 1-4 family residential real estate, deeded five properties back to the bank in lieu of foreclosure.  These properties are being actively marketed with one property sold in November 2003.

If the $8.6 million of non-accruing and nonperforming loans of Peoples had been current in accordance with their terms during fiscal 2003, the gross income on such loans would have been approximately $645,000.  A total of approximately $206,000 of interest income was actually recorded by Peoples on such loans in the fiscal year ended September 30, 2003.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.  Assets classified as substandard or doubtful may require the institution to establish general allowances for loan losses.  If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount.  General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.  Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Peoples’ total classified assets at September 30, 2003 amounted to $14.5 million, of which $11.2 million and $3.3 million were classified as substandard and special mention, respectively.  The largest classified asset at September 30, 2003 consisted of a $3.5 million multi-family loan which was classified as substandard due to its delinquent status.  The remaining $11.0 million of classified assets at September 30, 2003 consisted of approximately $9.1 million of residential real estate loans, $1.2 million of foreclosed real estate, $373,000 of nonresidential real estate and land loans, and $345,000 of commercial loans.

Allowance for Loan Losses.  The allocation of the allowance for loan losses based on particular types of loans at September 30, 2003, 2002 and 2001 was as follows:

	2003		2002		2001
	Balance	Percent of total loans	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in Thousands)

Single-family residential	$1,120	11.5%	$954	53.2%	$690	63.7%
Multi-family residential	1,342	13.8	1,015	10.2	469	9.5
Nonresidential real estate and land	1,721	17.7	1,428	15.8	999	17.2
Construction loans	2,192	22.5	1,729	16.2	281	6.9
Commercial loans	3,124	32.0	2,452	3.8	1,189	2.3
Consumer loans	245	2.5	78.8		34.4

	$9,744	100.0%	$7,656	100.0%	$3,662	100.0%

The allowance for loan losses is maintained by management at a level considered sufficient to cover estimated losses inherent in the existing portfolio based on prior loan loss experience, known and probable risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time.  Peoples increased its allowance for loan losses in fiscal 2003 by recording a $4.2 million provision for losses on loans due to an increase in the volume of loans, as well as changes in the composition of the loan portfolio and increase in the level of charge-offs, impaired loans and nonperforming loans.  The change in the composition of the loan portfolio included increases in multi-family residential loans, nonresidential real estate and land loans, construction loans and unsecured commercial lines of credit, which are generally considered to involve a higher degree of risk than single-family residential lending.  Peoples intends to continue to increase its allowance for loan losses as its loan portfolio increases and the composition and relative credit risk of the portfolio changes.  While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net earnings.

The following table sets forth the activity in Peoples’ allowance for loan losses during the periods indicated.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Allowance at beginning of period	$7,656	$3,662	$762	$415	$240
Increase due to Harvest Home Financial acquisition	—	—	—	195	—
Increase due to Market acquisition	—	—	451	—	—
Increase due to Kenwood acquisition	—	276	—	—	—
Provision for losses on loans	4,198	5,265	2,449	156	175
Charge-offs:
Single-family residential	(97)	—	—	(4)	—
Multi-family residential	—	—	—	—	—
Nonresidential real estate and land	(1,097)	—	—	—	—
Construction	(62)	—	—	—	—
Commercial	(866)	(1,547)	—	—	—
Consumer and other loans	—	—	—	—	—
Total charge-offs	(2,122)	(1,547)	—	(4)	—

Recoveries:
Single-family residential	12	—	—	—	—
Multi-family residential	—	—	—	—	—
Nonresidential real estate and land	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total recoveries	12	—	—	—	—

Net loans charged-off to allowance for loan losses	(2,110)	(1,547)	—	(4)	—

Allowance at end of period	$9,744	$7,656	$3,662	$762	$415

Allowance for loan losses to total nonperforming loans at end of period	134.15%	102.19%	467.69%	60.67%	38.46%

Allowance for loan losses to total loans at end of period	1.57%	1.37%	0.87%	0.36%	0.42%

Investment Securities

Peoples has authority to invest in various types of securities, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers’ acceptances and federal funds.  Each significant purchase of an investment security is approved by the Board of Directors.

The following table sets forth information regarding the carrying value and fair value of Peoples’ securities at the dates indicated.

	September 30,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Available for sale:
Mortgage-backed securities	$134,598	$133,828	$18,479	$18,763	$—	$—
FHLMC stock	1,391	1,123	1,391	1,199	1,391	1,364
Mutual funds	1,039	1,033	—	—	—	—
Other equity securities	—	—	29	32	—	—

Total	$137,028	$135,984	$19,899	$19,994	$1,391	$1,364

Required investment:
Federal Home Loan Bank stock	$10,221	$10,221	$9,907	$9,907	$7,880	$7,880

The following table sets forth the activity in Peoples’ aggregate securities portfolio during the periods indicated.

	Year Ended September 30,
	2003	2002	2001
	(In Thousands)

Securities at beginning of period	$29,901	$9,244	$109,113
Purchases (1)	209,532	21,664	528
Sales of available for sale securities	(67,996)	(3,523)	(71,181)
Amortization of premiums and discounts	(1,058)	(264)	436
Repayments, prepayments and maturities	(23,032)	(1,730)	(37,112)
Securities acquired through acquisition – net	—	4,386	9,589
Increase (decrease) in unrealized gains on available-for-sale securities	(1,142)	124	(2,129)

Securities at end of period (2)	$146,205	$29,901	$9,244

(1)                                  Includes increases in Federal Home Loan Bank stock and mutual funds from purchases and dividends.

(2)                                  At September 30, 2003 and 2002, $133.8 million or 91.5%, and $18.8 million or 62.8%, respectively, of Peoples’ securities portfolio consisted of adjustable-rate securities.  At September 30, 2001, Peoples had no adjustable-rate securities.

The following table sets forth certain information regarding the maturities of Peoples’ mortgage-backed securities at September 30, 2003.

	Contractually Maturing
	Under 1 Year	Weighted Average Yield	1-5 Years	Weighted Average Yield	6-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield
	(Dollars in Thousands)

Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$133,828	2.92%

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

The mortgage-backed securities of Peoples may consist of Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities.  Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs.  Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on Ginnie Mae securities are guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Peoples.  At September 30, 2003, Peoples had mortgage-backed securities with a fair value totaling $133.8 million.

During fiscal year 2003, management purchased $208.1 million in adjustable-rate mortgage-backed securities as a tool to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guaranty of government-sponsored agencies.

Sources of Funds

General.  Deposits are the primary source of Peoples’ funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

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

The following table sets forth the activity in Peoples’ deposits during the periods indicated.

	Year Ended September 30,
	2003	2002	2001
	(In Thousands)

Beginning balance	$369,080	$233,063	$151,353

Net increase before interest credited	76,378	125,999	72,117
Interest credited	10,442	10,018	9,593

Net increase in deposits (including acquisitions)	86,820	136,017	81,710

Ending balance	$455,900	$369,080	$233,063

The following table sets forth by various interest rate categories the certificates of deposit with Peoples at the dates indicated.

	September 30,
	2003	2002	2001
	(In Thousands)

0.00% to 2.99%	$104,180	$69,445	$—
3.00% to 3.99%	56,216	62,981	2,232
4.00% to 4.99%	48,162	53,175	58,763
5.00% to 6.99%	35,713	43,266	95,008
7.00% to 8.99%	562	460	9,835

Total	$244,833	$229,327	$165,838

The following table sets forth the amount and remaining maturities of Peoples’ certificates of deposit at September 30, 2003.

	Six Months And Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(In Thousands)

0.00% to 2.99%	$50,157	$30,236	$17,994	$5,656	$137
3.00% to 3.99%	16,005	13,030	6,081	3,036	18,064
4.00% to 4.99%	2,073	3,175	14,124	7,454	21,336
5.00% to 6.99%	6,671	3,432	9,183	4,104	12,323
7.00% to 8.99%	433	—	129	—	—

Total	$75,339	$49,873	$47,511	$20,250	$51,860

As of September 30, 2003, the aggregate amount of outstanding certificates of deposit at Peoples, in amounts greater than $100,000, was approximately $46.2 million.  The following table presents the maturity of these certificates of deposit at such date.

September 30, 2003
(In Thousands)

3 months or less	$6,491
Over 3 months through 6 months	5,196
Over 6 months through 12 months	7,538
Over 12 months	26,952

$46,177

The following table sets forth the dollar amount of deposits in various types of deposits offered by Peoples at the dates indicated.

	2003		At September 30, 2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Non-interest checking accounts	$9,266	2.03%	$6,075	1.65%	$7,552	3.24%
Savings and checking accounts	164,369	36.06	104,413	28.29	32,082	13.77
Certificates of deposit	244,883	53.71	229,327	62.13	165,838	71.15
Money market accounts	37,382	8.20	29,265	7.93	27,591	11.84

Total	$455,900	100.00%	$369,080	100.00%	$233,063	100.00%

Peoples attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

Borrowings.  Peoples may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of the common stock Peoples owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  As of September 30, 2003, Peoples was permitted to borrow up to $302.0 million from the Federal Home Loan Bank of Cincinnati.  At such date, Peoples had $218.5 million of Federal Home Loan Bank advances.

Also, Peoples has a line of credit with another financial institution for $10 million.  As of September 30, 2003, Peoples had drawn $1.4 million on this line of credit.  This line of credit matures on March 31, 2004.

The following table shows certain information regarding the borrowings of Peoples at or for the dates indicated:

	At or for the Year Ended September 30,
	2003	2002	2001
	(Dollars in Thousands )

Federal Home Loan Bank advances:
Average balance outstanding	$173,731	$152,995	$129,923
Maximum amount outstanding at any month-end during the period	$218,500	$180,489	$140,000
Balance outstanding at end of period	$218,500	$152,500	$140,000
Average interest rate during the period	3.59%	2.86%	5.05%
Weighted-average interest rate at end of period	3.08%	3.93%	3.31%

Line of Credit:
Average balance outstanding	$946	$113	$—
Maximum amount outstanding at any month-end during the period	$1,400	$450	—
Balance outstanding at end of period	$1,400	$450	—
Average interest rate during the period	2.85%	3.55%	—
Weighted-average interest rate at end of period	2.62%	3.31%	—

Subsidiaries

At September 30, 2003, Peoples did not have any direct unconsolidated subsidiaries.

Total Employees

Peoples had 114 full-time employees and 5 part-time employees at September 30, 2003.  None of these employees are represented by a collective bargaining agent, and Peoples believes that it enjoys good relations with its personnel.

Competition

Peoples faces significant competition both in attracting deposits and in making loans.  Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, it faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  Peoples does not rely upon any individual group or entity for a material portion of its deposits.  The ability of Peoples to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Peoples’ competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions.  It competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers.  Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.

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

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends.  The system of supervision and regulation applicable to Peoples and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank and the public, rather than shareholders of the Bank or Peoples.

Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Peoples Community Bancorp

Holding Company Acquisitions.  Peoples is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act, and is subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements.  Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof.  These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

Holding Company Activities.  Peoples operates as a unitary savings and loan holding company.  The activities of Peoples and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

•                  furnish or perform management services for a savings association subsidiary of a savings and loan holding company;

•                  hold, manage or liquidate assets owned or acquired from a savings association subsidiary of a savings and loan holding company;

•                  hold or manage properties used or occupied by a savings association subsidiary of a savings and loan holding company;

•                  engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto; and

•                  engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

The activities financial holding companies may engage in include:

•                  lending, exchanging, transferring or investing for others, or safeguarding money or securities;

•                  insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

•                  providing financial, investment or economic advisory services, including advising an investment company;

•                  issuing or selling interests in pooled assets that a bank could hold directly;

•                  underwriting, dealing in or making a market in securities; and

•                  merchant banking activities.

If the Office of Thrift Supervision determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Office of Thrift Supervision may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

•                  the payment of dividends by the savings institution;

•                  transactions between the savings institution and its affiliates; and

•                  any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

Every savings institution subsidiary of a savings and loan holding company is required to give the Office of Thrift Supervision at least 30 days’ advance notice of any proposed dividends to be made on its guaranty, permanent or other non-withdrawable stock, or else such dividend will be invalid.  See “Peoples Community Bank - Capital Distributions.”

Restrictions on Transactions With Affiliates.  Transactions between a savings institution and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and Office of Thrift Supervision regulations. Affiliates of a savings institution generally include, among other entities, the savings institution’s holding company and companies that are controlled by or under common control with the savings institution.  However, most subsidiaries of savings institutions are not considered affiliates for the purposes of these rules.

In general, a savings institution or its subsidiaries may engage in certain “covered transactions” with affiliates up to certain limits. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, a savings institution may not:

•                  make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

•                  purchase or invest in securities of an affiliate other than shares of a subsidiary;

•                  purchase a low-quality asset from an affiliate; or

•                  engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

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

Sarbanes-Oxley Act of 2002.  On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms.  To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company’s audit committee members.  In addition, the audit partners must be rotated.  The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.  In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.  In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.  The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates.  The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (“RPAF”).  Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not.  Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading.  The Act also requires the

SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders.  The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.  In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.

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

Current Office of Thrift Supervision capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  Tangible capital generally equals common stockholders’ equity (including retained earnings) minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Core capital generally consists of tangible capital plus qualifying intangible assets.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items.  In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets.  The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 50%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on securities reported as a separate component of generally accepted accounting principles capital.

At September 30, 2003, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.5%, 7.5% and 12.1%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At September 30, 2003, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

Capital Distributions.  Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s retained net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Community Reinvestment Act and the Fair Lending Laws.  Savings institutions have a responsibility under the Community Reinvestment Act of 1977 and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with fair lending laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies, and the Department of Justice.

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. A savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or by maintaining at least 65% of its portfolio assets in certain housing and consumer-related assets such as:

•                  loans made to purchase, refinance, construct, improve or repair domestic residential housing;

•                  home equity loans;

•                  most mortgage-backed securities;

•                  stock issued by a Federal Home Loan Bank; and

•                  direct or indirect obligations of the FDIC.

A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with certain restrictions on its operations.

At September 30, 2003, the qualified thrift investments of the Bank were approximately 82.9% of its portfolio assets.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2003, the Bank had $10.2 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

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

Bad Debt Reserves.  In 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method.  The Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years.  The Bank’s post-1987 excess reserves amounted to approximately $1.2 million.  The recapture will occur over a six-year period, which commenced in fiscal 1999. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Bank’s deferred tax liability.

At September 30, 2003, the federal income tax reserves of the Bank included $1.6 million for which no federal income tax has been provided.  Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the recent conversion, the retained earnings of the Bank are substantially restricted.

Distributions.  If Peoples were to distribute cash or property to its stockholders, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause Peoples to have additional taxable income.  A distribution is from accumulated bad debt reserves if (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a “non-qualified distribution.”  A distribution with respect to its stock is a non-qualified distribution to the extent that, for federal income tax purposes,

•                  it is in redemption of its shares,

•                  it is pursuant to a liquidation of the institution, or

•                  in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution’s current and post-1951 accumulated earnings and profits.

The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax.  The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income”) and is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Tax preference items include the following:

•                  depreciation, and

•                  75% of the excess (if any) of:

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

Peoples’ federal income tax returns for the tax years ended 2002, 2001 and 2000 are open under the statute of limitations and are subject to review by the IRS.  Peoples has not been audited by the IRS during the last five years.

State Taxation

Ohio Taxation.  Peoples is subject to the Ohio corporation franchise tax, which is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

In computing Peoples’ tax under the net worth method, 100% of the investment in the capital stock of the Bank after the conversion may be excluded, as reflected on the balance sheet, in computing taxable net worth as long as Peoples owns at least 25% of the issued and outstanding capital stock of the Bank.  The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock.  As a holding company, Peoples may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

A special litter tax is also applicable to all corporations, including Peoples, subject to the Ohio corporation franchise tax other than “financial institutions.” If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

The Bank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions,” which is imposed annually at a rate of 1.3% of the Bank’s book net worth determined in accordance with generally accepted accounting principles.  As a “financial institution”, the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Maryland Taxation.  As a Maryland holding company not earning income in Maryland, Peoples is exempt from Maryland corporate income tax.

Item 2. Properties

At September 30, 2003, Peoples conducted its business from its main office in West Chester, Ohio and twelve other branch offices in Hamilton and Warren counties.  The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Peoples at September 30, 2003.

	Owned or Leased	Lease Expiration Date	Net Book Value of Property and Leasehold Improvements at September 30, 2003	Deposits at September 30, 2003
			(In thousands)
Main Office:
6100 West Chester Road
West Chester, Ohio 45069	Owned	N/A	$2,816	$76,429

Branch Offices:
11 South Broadway
Lebanon, Ohio 45036	Owned	N/A	716	60,086
4825 Marburg Avenue
Cincinnati, Ohio 45209	Owned	N/A	947	19,122
3621 Harrison Avenue
Cheviot, Ohio 45211	Owned	N/A	334	53,796
3663 Ebenezer Road
Cincinnati, Ohio 45248	Owned	N/A	249	27,110
7522 Hamilton Avenue
Cincinnati, Ohio 45231	Owned	N/A	1,329	61,253
4100 State Route 128
Cleves, Ohio 45002	Owned	N/A	1,108	7,172
1101 Columbus Avenue
Lebanon, Ohio 45036	Owned	N/A	1,489	31,592
5797 South State Route 48
Maineville, Ohio 45039	Owned	N/A	1,105	11,633
7711 Montgomery Road
Cincinnati, Ohio 45236	Owned	N/A	285	35,747
3530 Springdale Road
Cincinnati, Ohio 45251	Owned	N/A	734	16,291
7200 Blue Ash Road
Cincinnati, Ohio 45236	Owned	N/A	830	45,847
2906-6 West US 22 & 3
Maineville, OH 45039	Leased	06/07	—	9,822

Additionally, the Company had capitalized construction in progress costs totaling approximately $662,000 at September 30, 2003 and investment of $454,000 in a building from the Kenwood Savings Bank acquisition which is currently under contract for sale.

Item 3. Legal Proceedings

Peoples Bank and Peoples Bancorp are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information required herein is incorporated by reference from page 3 of Peoples’ 2003 Annual Report to Stockholders filed as Exhibit 13 hereto (“2003 Annual Report”).

Item 6. Selected Financial Data

The information required herein is incorporated from pages 4 and 5 of the 2003 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 6 to 20 of the 2003 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated from pages 17 and 18 of the 2003 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 21 to 52 of the 2003 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the Registrant’s Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K (“Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2003 Annual Report:

Report of Independent Certified Public Accountants.

Consolidated Statements of Financial Condition as of September 30, 2003 and 2002.

Consolidated Statements of Earnings for the Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Exhibits
3.1	Articles of Incorporation of Peoples Community Bancorp, Inc.*
3.2	Bylaws of Peoples Community Bancorp, Inc.*
4	Stock Certificate of Peoples Community Bancorp, Inc.**
13	Annual Report to Stockholders for the Year Ended September 30, 2003
21	List of Subsidiaries (See “Item I. Business - Subsidiaries” in this Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*  Incorporated herein by reference to Peoples’ Proxy Statement dated January 28, 2002.

**  Incorporated herein by reference to Peoples’ Registration Statement on Form S-1 filed with the SEC on December 17, 1999.

(b)         Reports filed on Form 8-K.

Peoples filed an 8-K dated July 30, 2003 under Item 12 in order to file its press release reporting earnings for the period ended June 30, 2003.  No financial statements were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES COMMUNITY BANCORP, INC.

December 29, 2003	By:	/s/Jerry D. Williams
Jerry D. Williams
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerry D. Williams	December 29, 2003
Jerry D. Williams
President, Chief Executive Officer and Director
(principal executive officer)

/s/ Thomas J. Noe	December 29, 2003

Thomas J. Noe

Treasurer and Director

/s/ Paul E. Hasselbring	December 29, 2003
Paul E. Hasselbring
Chairman of the Board and Director

/s/ John E. Rathkamp	December 29, 2003
John E. Rathkamp
Chief Lending Officer, Secretary and Director

/s/ John L. Buchanan	December 29, 2003
John L. Buchanan
Director

/s/ Donald L. Hawke	December 29, 2003
Donald L. Hawke
Director

/s/ James R. Van DeGrift	December 29, 2003
James R. Van DeGrift
Director

/s/ Nicholas N. Nelson	December 29, 2003
Nicholas N. Nelson
Director

/s/ Teresa A. O’Quinn	December 29, 2003
Teresa A. O’Quinn
Chief Financial Officer
(principal financial and accounting officer)