Form 10-Q
period 2003-12-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2004-02-17
CIK 1100983

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2003
                               ______________________________

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949
                   __________

                       PEOPLES COMMUNITY BANCORP, INC.
______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Maryland                                              31-1686242
_______________________________                         _____________________
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)



             6100 West Chester Road, West Chester, Ohio  45069
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

Yes [X]   No  [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ----  ----

As of February 12, 2004, the latest practicable date, 2,522,088 shares of the registrant's common stock, no par value, were issued and outstanding.


                               Page 1 of 20

                      Peoples Community Bancorp, Inc.

                                  INDEX

                                                                  Page
                                                                  ----
PART I  -     FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition    3

                  Consolidated Statements of Earnings               4

                  Consolidated Statements of Comprehensive Income   5

                  Consolidated Statements of Cash Flows             6

                  Notes to Consolidated Financial Statements        8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                       11

PART II -         OTHER INFORMATION                                18

SIGNATURES                                                         20


















                      PEOPLES COMMUNITY BANCORP, INC.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     (In thousands, except share data)

                                                                               December 31,   September 30,
     ASSETS                                                                            2003            2003
Cash and due from banks                                                            $ 11,821        $  4,905
Interest-bearing deposits in other financial institutions                             2,753           5,118
                                                                                    -------         -------
     Cash and cash equivalents                                                       14,574          10,023

Certificates of deposit                                                                 221             221
Investment securities designated as available for sale - at market                    2,286           2,156
Mortgage-backed securities designated as available for sale - at market             199,767         133,828
Loans receivable - net                                                              565,646         554,351
Office premises and equipment - at depreciated cost                                  14,220          13,056
Real estate acquired through foreclosure                                                899           1,293
Federal Home Loan Bank stock - at cost                                               10,323          10,221
Accrued interest receivable on loans                                                  2,098           2,089
Accrued interest receivable on mortgage-backed securities and other investments         806             480
Prepaid expenses and other assets                                                       880             488
Goodwill, net of accumulated amortization                                             5,528           5,528
Prepaid federal income taxes                                                          2,136           1,506
Deferred federal income taxes                                                         3,164           3,443
                                                                                    -------         -------
     Total assets                                                                  $822,548        $738,683
                                                                                    =======         =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $450,832        $455,900
Advances from the Federal Home Loan Bank                                            306,500         218,500
Other borrowed money                                                                  1,750           1,400
Guaranteed preferred beneficial interests in junior subordinated debentures          12,500          12,500
Advances by borrowers for taxes and insurance                                           112              74
Accrued interest payable                                                                570             709
Other liabilities                                                                     2,439           2,901
                                                                                    -------         -------
     Total liabilities                                                              774,703         691,984

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
    2,522,088 shares issued                                                              25              25
  Additional paid-in capital                                                         24,524          24,478
  Retained earnings - restricted                                                     24,006          23,171
  Shares acquired by stock benefit plan                                                (238)           (286)
  Accumulated comprehensive loss, unrealized losses on
   securities designated as available for sale, net of related tax effects             (472)           (689)
                                                                                    -------         -------
     Total stockholders' equity                                                      47,845          46,699
                                                                                    -------         -------
     Total liabilities and stockholders' equity                                    $822,548        $738,683
                                                                                    =======         =======

                      Peoples Community Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF EARNINGS

                  For the three months ended December 31,
                     (In thousands, except share data)


                                                         2003       2002

Interest income
  Loans                                                $8,524     $9,054
  Mortgage-backed securities                            1,214        277
  Investment securities                                    23         10
  Interest-bearing deposits and other                     112        202
                                                        -----      -----
     Total interest income                              9,873      9,543

Interest expense
  Deposits                                              2,818      3,071
  Borrowings                                            1,994      1,762
                                                        -----      -----
     Total interest expense                             4,812      4,833
                                                        -----      -----
     Net interest income                                5,061      4,710

Provision for losses on loans                             900      1,051
                                                        -----      -----
     Net interest income after provision
       for losses on loans                              4,161      3,659

Other income
  Gain on sale of loans                                    10        -
  Gain on sale of real estate                             206        -
  Other operating                                         179        152
                                                        -----      -----
     Total other income                                   395        152

General, administrative and other expense
  Employee compensation and benefits                    1,821      1,137
  Occupancy and equipment                                 472        441
  Franchise taxes                                         172        118
  Data processing                                         248        112
  Other operating                                         577        537
                                                        -----      -----
     Total general, administrative and other expense    3,290      2,345
                                                        -----      -----
     Earnings before income taxes                       1,266      1,466

Federal income taxes
  Current                                                 264        925
  Deferred                                                167       (425)
                                                        -----      -----
     Total federal income taxes                           431        500
                                                        -----      -----
     NET EARNINGS                                     $   835    $   966
                                                        =====      =====
     EARNINGS PER SHARE
       Basic                                             $.33       $.39
                                                          ===        ===
       Diluted                                           $.33       $.39
                                                          ===        ===

                      Peoples Community Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  For the three months ended December 31,
                              (In thousands)


                                                                 2003     2002


Net earnings                                                   $  835   $  966
Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
     net of taxes of $112 and $65 for the respective periods      217      126
                                                                -----    -----
Comprehensive income                                           $1,052   $1,092
                                                                =====    =====
Accumulated comprehensive income                               $  472   $  189
                                                                =====    =====


























                      Peoples Community Bancorp, Inc.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the three months ended December 31,
                             (In thousands)

                                                                                    2003       2002
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                  $     835  $     966
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                            155        150
    Amortization of deferred loan origination fees                                  (419)      (410)
    Amortization expense of stock benefit plan                                        48         48
    Compensation expense related to vested stock options                              46         35
    Depreciation and amortization                                                    224        197
    Provision for losses on loans                                                    900      1,051
    Federal Home Loan Bank stock dividends                                          (102)      (112)
    Investment securities dividends                                                  (16)        (6)
    Gain on sale of real estate                                                     (206)       -
    Gain on sale of loans                                                            (10)       -
    Proceeds from sale of loans and loan participations                              533         74
    Loans originated for sale in the secondary market                               (523)       -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                            (9)       205
      Accrued interest receivable on investments and
        mortgage-backed securities                                                  (326)      (183)
      Prepaid expenses and other assets                                             (392)       236
      Accrued interest payable                                                      (139)      (128)
      Other liabilities                                                             (462)      (228)
      Federal income taxes
        Current                                                                     (630)       (76)
        Deferred                                                                     167       (425)
                                                                                  ------     ------
          Net cash provided by (used in) operating activities                       (326)     1,394

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed securities                                         (70,720)   (43,151)
  Principal repayments on mortgage-backed securities                               4,841      3,379
  Purchase of investment securities                                                  -         (500)
  Principal repayments on loans                                                   45,902     78,147
  Loan disbursements                                                             (57,267)   (78,216)
  Purchase of office premises and equipment                                       (1,672)      (208)
   Proceeds from sale of real estate acquired through foreclosure                    473        -
                                                                                  ------     ------
          Net cash used in investing activities                                  (78,443)   (40,549)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                     (5,068)    21,306
  Proceeds from Federal Home Loan Bank advances and
    other borrowings                                                              88,350     15,375
  Net increase (decrease) in advances by borrowers for taxes and insurance            38        (27)
                                                                                  ------     ------
          Net cash provided by financing activities                               83,320     36,654
                                                                                  ------     ------
Net increase (decrease) in cash and cash equivalents                               4,551     (2,501)

Cash and cash equivalents at beginning of period                                  10,023     26,637
                                                                                  ------     ------
Cash and cash equivalents at end of period                                       $14,574    $24,136
                                                                                  ======     ======

                     Peoples Community Bancorp, Inc.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  For the three months ended December 31,
                            (In thousands)


                                                                 2003     2002

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                       $1,000   $1,000
                                                                =====    =====
    Interest on deposits and borrowings                        $4,951   $4,961
                                                                =====    =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                       $  217   $  126
                                                                =====    =====
  Transfers from loans to real estate acquired through
    foreclosure                                                $   79   $   47
                                                                =====    =====
  Loans disbursed to facilitate sale of real estate acquired
    through foreclosure                                        $  -     $  193
                                                                =====    =====
  Loans disbursed to facilitate sale of real estate            $  491   $  -
                                                                =====    =====



























                    Peoples Community Bancorp, Inc.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three month periods ended December 31, 2003 and 2002


1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. ("Peoples Bancorp" or the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Business Combinations
    ---------------------
On April 26, 2002, the Company completed its acquisition of Kenwood Bancorp, Inc. for consideration of $25.22 per outstanding share, totaling $7.9 million in cash. Kenwood was merged with and into the Company and Kenwood's wholly-owned banking subsidiary, Kenwood Savings Bank, became a wholly-owned subsidiary of Peoples Community Bank. The Company acquired $56.6 million in total assets and recorded approximately $3.4 million in goodwill as a result of the transaction.

On July 25, 2003, Peoples Bank sold Kenwood Savings Bank, including $10.0 million in deposits and $10.1 million of loans, to Fort
Washington Trust Company, a subsidiary of Western and Southern Life Insurance Company.

On September 26, 2003, Peoples Bank acquired two Ohio branch offices from Ameriana Bank and Trust, including $32.8 million in loans and $55.6 million in deposits. Peoples Bank recorded approximately $2.3 million in goodwill as a result of this transaction.

3.  Principles of Consolidation
    ---------------------------
The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All significant intercompany items have been eliminated.

4.  Earnings Per Share
    ------------------
Basic earnings per share is based upon the weighted-average shares outstanding during the three-month periods, less 23,800 and 42,840 unallocated ESOP shares, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:

                                             For the three months ended
                                                    December 31,
                                                 2003          2002

Weighted-average common shares
  outstanding (basic)                       2,493,580     2,465,067
Dilutive effect of assumed exercise
  of stock options                             38,697        38,444
Weighted-average common shares              ---------     ---------
  outstanding (diluted)                     2,532,277     2,503,511
                                            =========     =========

                      Peoples Community Bancorp, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           For the three month periods ended December 31, 2003 and 2002


4.  Earnings Per Share (continued)
    ------------------
Options to purchase 26,391 shares of common stock at a weighted-average exercise price of $23.22 were outstanding at December 31, 2003, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

5.  Effects of Recent Accounting Pronouncements
    -------------------------------------------
There were no recent accounting pronouncements or developments through December 31, 2003 that would have a material effect on the Company's consolidated financial statements.

6.  Stock Option Plan
    -----------------
During fiscal 2001 the Board of Directors adopted the Peoples Community Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant. Through December 31, 2003, the Company has granted 144,996 shares, net of forfeitures, under the Plan. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant. The remaining shares in the Plan may be granted to employees in increments of 20% per year based on management's discretion.

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

It is the Company's policy to recognize expense related to the vesting of its stock options in accordance with the provisions of SFAS No.
123. Total expense recognized related to stock options amounted to $47,000 and $35,000 for the three months ended December 31, 2003 and 2002, respectively.

The fair value of the option grants are estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2003 and 2002: no dividend yield; expected volatility of 21.4% and 20.0%, respectively; a risk-free interest rate of 3.6% and 2.0%, respectively, and an expected life of ten years for all grants.




                      Peoples Community Bancorp, Inc.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        For the three month periods ended December 31, 2003 and 2002


6.  Stock Option Plan (continued)
    -----------------
A summary of the status of the Plan for the three months ended
December 31, 2003 and for the fiscal years ended September 30, 2003 and 2002, is presented below:


                                   Three months ended                Year ended
                                        December 31,                September 30,
                                           2003               2003              2002
                                              Weighted-          Weighted-         Weighted-
                                               average            average           average
                                              exercise           exercise          exercise
                                      Shares    price    Shares    price   Shares    price
Outstanding at beginning of period   144,528   $16.75   120,329   $15.34   94,861   $14.00
Granted                                  -        -      26,391    23.22   25,728    20.25
Exercised                                -        -        (468)   14.00      -        -
Forfeited                                -        -      (1,724)   17.99     (260)   14.00
                                     -------    -----   -------    -----  -------    -----
Outstanding at end of period         144,528   $16.75   144,528   $16.75  120,329   $15.34
                                     =======    =====   =======    =====  =======    =====
Options exercisable at period-end     42,152   $14.73    42,152   $14.73   18,924   $14.00
                                     =======    =====   =======    =====  =======    =====
Weighted-average fair value of
  options granted during the period               N/A             $ 9.41            $ 6.19
                                                                   =====             =====

The following information applies to options outstanding at December 31, 2003:

Number outstanding                                          118,137
Range of exercise prices                            $14.00 - $20.25

Number outstanding                                           26,391
Exercise price                                               $23.22

Weighted-average exercise price                              $16.75
Weighted-average remaining contractual life               8.0 years





















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

Critical Accounting Policies
----------------------------
The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report, are based upon the Company's consolidated financial statements, which are prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information, including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and goodwill impairment. Actual results could differ from those estimates.

Allowance for Loan Losses

The procedures for assessing the adequacy of the allowance for loan losses reflect management's evaluation of credit risk after consideration of all information available. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry
conditions.   Also considered as part of that judgment is a review of
the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

                     Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)


Critical Accounting Policies (continued)
----------------------------

Goodwill

The Company has developed procedures to test goodwill for impairment on an annual basis using September 30 financial data. The evaluation of possible impairment is outsourced to a third party. This evaluation is based on the analysis set forth below.

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. The third party selected by management utilizes the following common approaches to valuing business combination transactions involving financial institutions to derive the fair value of the reporting unit: (1) the comparable transactions approach which is specifically based on earnings, book value, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow ("DCF") approach. The application of the valuation techniques takes into account the reporting unit's operating history, the current market environment and future prospects. As of the most recent evaluation, the only reporting unit carrying goodwill is the Bank.

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no second step is required. If the fair value does not exceed the carrying amount, a second test is required to measure the amount of goodwill impairment. The second test of the overall goodwill impairment compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss shall equal the excess of carrying value over fair value.

After each testing period, the third party compiles a summary of the test that is then provided to the audit committee for review.


Discussion of Financial Condition Changes from September 30, 2003 to
--------------------------------------------------------------------
December 31, 2003
-----------------
At December 31, 2003, the Company's assets totaled $822.5 million, an increase of $83.9 million, or 11.4%, compared to September 30, 2003. The increase in assets was comprised primarily of an increase of $65.9 million in mortgage-backed securities and an increase of $11.3 million in loans receivable, primarily funded by an $88.4 million increase in borrowings.

Cash and cash equivalents increased by $4.6 million from September 30, 2003 levels, to a total of $14.6 million at December 31, 2003. Mortgage-backed securities totaled $199.8 million at December 31, 2003, an increase of $65.9 million, or 49.3%, compared to September 30, 2003. The purchase of $70.7 million in mortgage-backed securities during the period was partially offset by $4.8 million in principal repayments.

Loans receivable totaled $565.6 million at December 31, 2003, an increase of $11.3 million, or 2.0%, over September 30, 2003 levels. Loan disbursements totaling $58.3 million during the three-month period ended December 31, 2003 were substantially offset by principal repayments of $46.4 million and sales of loans in the secondary market totaling $533,000. The Company's volume of loan disbursements decreased by $20.1 million, or 25.6%, compared to the record loan origination volume attained in the three-month period ended December 31, 2002, due primarily to the

                    Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2003 to
--------------------------------------------------------------------
December 31, 2003 (continued)
-----------------
continued low interest rate environment and a corresponding decrease in loan refinancing. Loan disbursements were comprised of $17.3 million of loans secured by one- to four-family residential real estate, $10.7 million of loans secured by multi-family real estate, $24.3 million of loans secured by commercial real estate and land and $6.0 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $10.5 million at December 31, 2003, compared to $9.7 million at September 30, 2003. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, $900,000 was added to the allowance through the provision for losses on loans during the three months ended December 31, 2003. Over the past three fiscal years, the Bank has placed an increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, unsecured commercial loans and consumer loans. Nonresidential real estate lending and unsecured commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history and the past performance of the borrower, the location of the real estate, the quality of the borrowers' management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property's valuation, as applicable.

Nonperforming loans and impaired loans totaled $9.3 million and $9.6 million at December 31, 2003 and September 30, 2003, respectively. Nonperforming loans and impaired loans at December 31, 2003 consisted of approximately $4.0 million of one- to four-family residential loans, $5.0 million in multi-family residential loans, $218,000 in loans secured by commercial real estate and land, and $65,000 in consumer loans. As of the date of this report, it is management's belief that the nonperforming loans are adequately reserved and no material unreserved losses are presently anticipated on these nonperforming loans.

In spite of the $300,000 decrease in nonperforming and impaired loans, the Bank's internally classified loans increased by $1.8 million, or 13.7%, to a total of $15.0 million at December 31, 2003, compared to September 30, 2003. The classifications consisted of loans classified special mention totaling $4.5 million, substandard loans of $10.5 million, and $10,000 of loans classified as doubtful. The increase was due primarily to the classification of approximately $1.7 million of construction loans and $881,000 in an unsecured commercial line of credit to one borrower who is a local developer and builder. The classification to special mention was due to the borrower experiencing cash flow difficulties. This increase in classified loans was partially offset by a $987,000 decrease due to the completion and payoff of five single-family residential construction loans of a financially troubled builder.

The allowance for loan losses represented 1.66% and 1.57% of total loans at December 31, 2003 and September 30, 2003, respectively. The allowance for loan losses represented 133.68% and 134.15% of nonperforming loans as of December 31, 2003 and September 30, 2003, respectively. Although management believes that its allowance for loan losses at December 31, 2003 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $450.8 million at December 31, 2003, a decrease of $5.1 million, or 1.1%, from September 30, 2003 levels. The decrease in deposits was due primarily to the withdrawal of $7.4 million in public funds, bringing the remaining portfolio of public funds to a total of $14.1 million at December 31, 2003, and a $2.2 million maturity of brokered deposits, bringing the remaining portfolio of brokered deposits to $19.6 million at December 31, 2003. These decreases were partially offset by a $4.5 million increase in retail deposits during the period. Management continues to focus on deposit growth through marketing and pricing strategies.


                   Peoples Community Bancorp, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2003 to
--------------------------------------------------------------------
December 31, 2003 (continued)
-----------------
Advances from the Federal Home Loan Bank and other borrowings totaled $308.3 million at December 31, 2003, an increase of $88.4 million, or 40.2%, compared to September 30, 2003 totals. Proceeds obtained from the advances and other borrowings were generally used to fund the purchase of mortgage-backed securities and to fund loan originations.

Stockholders' equity totaled $47.8 million, or 5.8% of total assets, at December 31, 2003, an increase of $1.1 million, or 2.5%, over September 30, 2003 levels. The increase resulted primarily from net earnings of $835,000, the expense amortization effects of the stock benefit and option plans totaling $94,000, and a $217,000 decrease in unrealized losses on available for sale securities.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2003, the Bank's regulatory capital exceeded each of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2003 and 2002
--------------------------

General
-------
Net earnings amounted to $835,000 for the three months ended December 31, 2003, a decrease of $131,000, or 13.6%, compared to the $966,000 of net earnings reported for the same period in 2002. The decrease in earnings resulted primarily from a $945,000 increase in general, administrative and other expense, partially offset by a $351,000 increase in net interest income, an increase of $243,000 in other income, a decrease of $151,000 in the provision for losses on loans, and a $69,000 decrease in federal income taxes.

Net Interest Income
-------------------
Interest income on loans decreased by $530,000, or 5.9% during the three-month period ended December 31, 2003, compared to the 2002 period, due primarily to a 110 basis point decrease in the weighted-average yield, to 6.00% for the 2003 period, which was partially offset by a $57.6 million, or 11.3%, increase in the average portfolio balance outstanding. The increase in the average balance was due primarily to the acquisition of two branch offices of Ameriana Bank and Trust in September 2003 and the Company's continued strong loan origination volume during the 2003 fiscal year, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of adjustable rate loans, as well as $273,000 of amortization of the premium paid on the loans purchased from Ameriana.

Interest income on mortgage-backed securities increased by $937,000, or 338.3%, due primarily to a $141.8 million, or 376.1%, increase in the average balance outstanding, partially offset by a 24 basis point decrease in the weighted-average yield, to 2.70% in the 2003 period. Management purchased $70.7 million of adjustable-rate mortgage-backed securities during the three months ended December 31, 2003, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guaranty of government-sponsored agencies.

Interest income on investment securities and interest-bearing deposits and other decreased by $77,000, or 36.3%, due primarily to a $19.6 million, or 54.8%, decrease in the average balance of the related assets, partially offset by a 97 basis point increase in the weighted-average yield, to 3.35% in the 2003 period. The decrease in the average balance of such assets was primarily due to the reinvestment of excess funds in mortgage-backed securities and the funding of loan disbursements.

                     Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2003 and 2002 (continued)
--------------------------

Net Interest Income (continued)
-------------------
Interest expense on deposits decreased by $253,000, or 8.2%, due primarily to a 71 basis point decrease in the weighted-average cost of deposits, to 2.56% for the 2003 period, partially offset by an increase of approximately $65.0 million, or 17.3%, in the average balance of deposits outstanding. Interest expense on borrowings increased by $232,000, or 13.2%, due primarily to a $116.3 million, or 67.2%, increase in the average balance of borrowings outstanding, partially offset by a 131 basis point decrease in the average cost of borrowings, to 2.76% for the 2003 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $351,000, or 7.5%, to a total of $5.1 million for the three months ended December 31, 2003, compared to the same period in 2002. The interest rate spread decreased to 2.53% for the three months ended December 31, 2003, from 3.02% for the comparable 2002 period, while the net interest margin decreased to 2.65% for the three months ended December 31, 2003, compared to 3.23% for the same period in 2002.

Provision for Losses on Loans
-----------------------------
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $900,000 and $1.1 million for the three-month periods ended December 31, 2003 and 2002, respectively. The provision recorded during the period ended December 31, 2003 was predicated primarily upon the $11.3 million, or 2.0%, of growth in the loan portfolio, taking into account the increase in loans secured by multi-family and nonresidential real estate, and unsecured commercial lines of credit, as well as the increase in the level of the Bank's internally classified loans year to year, as previously discussed. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------
Other income totaled $395,000 for the three months ended December 31, 2003, an increase of $243,000, or 159.9%, compared to $152,000 recorded for the same period in 2002. The increase was primarily due to a $206,000 gain on sale of real estate recorded during the period ended December 31, 2003, a $27,000, or 17.8%, increase in other income, and a $10,000 gain on sale of loans in the secondary market. The gain on sale of real estate resulted from the sale of a former branch office that was acquired in the Kenwood merger transaction.

In connection with the Ameriana transaction, management initiated a program during the 2003 quarter, to originate and sell certain residential loans in the secondary market on a servicing released basis. Management believes that personnel added to the Bank's staff through the Ameriana transaction possess the requisite experience to promote this sales activity. This sales activity is being conducted in order to accommodate consumer demand through origination and sale of lower-rate, one- to four-family residential loans and as a means for the Bank to maintain its interest rate risk position.


                    Peoples Community Bancorp, Inc.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2003 and 2002 (continued)
--------------------------

General, Administrative and Other Expense
-----------------------------------------
General, administrative and other expense totaled $3.3 million for the three months ended December 31, 2003, an increase of $945,000, or 40.3%, compared to the same period in 2002. This increase resulted primarily from an increase of $684,000, or 60.2%, in employee compensation and benefits, a $136,000, or 121.4%, increase in data processing, an increase of $54,000, or 45.8%, in franchise taxes, an increase of $31,000, or 7.0%, in occupancy and equipment, and a $40,000, or 7.4%, increase in other operating expense.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the growth and branch structure of the Bank, normal merit increases, and an increase of $80,000 in health and other employee benefits. The increase in data processing reflects continued growth in loan and deposit accounts, as well as expenses related to the acquisition and conversion of accounts acquired from Ameriana. The increase in franchise taxes reflects the continued growth and profitability of the Company. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's new and acquired branch offices, in accordance with the Company's ongoing commitment to expand its branch office network. The increase in other operating expense was due primarily to a $35,000 increase in costs related to maintaining real estate acquired through foreclosure, and a $5,000, or .9%, increase in other operating costs associated with the Company's overall growth year to year.

During January 2004, the Company entered into an agreement to change its data processing provider, based upon a six-month evaluation of available alternatives. The new system will provide an enhanced framework for expanded products and services and continued growth. The effects of the agreement will require after-tax expense to be recognized over the next four quarters of approximately $72,000 per quarter, or a total of approximately $290,000.

Federal Income Taxes
--------------------
The provision for federal income taxes totaled $431,000 for the three months ended December 31, 2003, a decrease of $69,000, or 13.8%, compared to the $500,000 provision recorded in the same period in 2002. This decrease was primarily due to a decrease in pre-tax earnings of $200,000, or 13.6%. The Company's effective tax rates were 34.0% and 34.1% for the three-month periods ended December 31, 2003 and 2002, respectively.


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


                     Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)


Forward-Looking Statements
--------------------------
This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
There has been no material change in the Company's market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003.

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

                                   PART II


ITEM 1.   Legal Proceedings
          -----------------
          Not applicable

ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          On February 4, 2004, the Company held its Annual Meeting of Shareholders. Four matters were submitted to the shareholder's for a vote. The shareholders elected two directors to terms expiring in 2007 by the following votes:

                                             For              Withheld
                                             ---              --------
          Paul E. Hasselbring                2,148,663        12,220
          John E. Rathkamp                   2,113,609        47,274

          The shareholders approved the adoption of the 2004 Stock Option Plan by the following vote:

              For:   1,315,067   Against:   154,397   Abstain:  17,932

          The shareholders approved the adoption of the 2004 Recognition and Retention Plan and Trust Agreement by the following vote:

              For:   1,326,068   Against:   131,574   Abstain:  29,754

          The shareholders also ratified the selection of Grant Thornton LLP as the Company's auditors for the 2004 fiscal year by the following vote:

              For:   2,136,731   Against:   9,166     Abstain:  14,986

ITEM 5.   Other Information
          -----------------
          On January 16, 2004, Peoples Community Bancorp announced that it filed a registration statement with the SEC relating to a proposed rights offering to its existing stockholders and a concurrent offering to members of the general public. Presently, it is anticipated that the offering will consist of 1,365,674 shares of common stock. Peoples anticipates that the offering will begin promptly following declaration of the effectiveness of the registration statement filed with the Securities and Exchange Commission, and will continue for approximately thirty days thereafter. The net proceeds of the offering will be used to fund Peoples Community Bancorp's growth strategy and for general corporate purposes.

                      Peoples Community Bancorp, Inc.

                            PART II (continued)


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Reports on Form 8-K:      Peoples Bancorp filed a Form 8-K dated
                                    October 31, 2003 under Item 12 in order
                                    to file its press release reporting
                                    earnings for the period ended September
                                    30, 2003.  No financial statements were
                                    filed.

                                    Peoples Bancorp filed a Form 8-K dated
                                    January 16, 2004 in order to file its
                                    press release announcing the filing of a registration statement related to a proposed rights offering to its existing stockholders and a concurrent offering to members of the general public.
          Exhibits:
            31.1 Written statement of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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
























                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 13, 2004            By:  /s/Jerry D. Williams
                                       -----------------------------------
                                         Jerry D. Williams
                                         President




Date:  February 13, 2004            By:  /s/Teresa A. O'Quinn
                                       -----------------------------------
                                         Teresa A. O'Quinn
                                         Chief Financial Officer




























