Form 10-K/A
period 2003-09-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2004-03-08
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes  ☐    No  ☒

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

Explanatory Note

                This Amendment No. 1 on Form 10-K/A amends Items 1, 7, 8 and 15 of the Annual Report on Form 10-K of Peoples Community Bancorp, Inc. (the “Company”) for the fiscal year ended September 30, 2003, which was originally filed on December 29, 2003 (“Original Filing”).  This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

On March 30, 2001, Peoples Bancorp acquired Market Financial Corporation for total consideration of $13.8 million in cash and shares of common stock.  Under the terms of the agreement, each share of Market’s common stock was exchanged for a combination of cash and shares of Peoples Bancorp totaling $13.00 per share.  The acquisition was accounted for using the purchase method of accounting and, consequently, prior period amounts were not restated.  As of March 30, 2001, Market Financial Corporation had approximately $56.7 million in assets, $50.7 million in liabilities and $6.0 million in stockholders’ equity.

On January 18, 2002, the Bank sold $11.0 million in total loans subject to the assumption of $9.9 million in total deposits to another financial institution pursuant to a Purchase and Assumption Agreement. These assets and liabilities had been assigned to the Bank’s branch office located in Blanchester, Ohio. This transaction reflected the Bank’s exit strategy from the Clinton County market area and represented a part of the broader marketing strategy of concentrating more fully on Butler, Hamilton and Warren counties. A gain of $1.5 million was recorded on this transaction in the fiscal year ended September 30, 2002.

On April 26, 2002, the Company completed its acquisition of Kenwood Bancorp, Inc. for total consideration of $7.9 million in cash.  Kenwood was merged with and into the Company and Kenwood’s wholly-owned banking subsidiary, Kenwood Savings Bank, became a wholly-owned subsidiary of Peoples Bank.  The Company acquired $56.6 million in total assets and initially recorded approximately $3.4 million in goodwill as part of the transaction.

On July 25, 2003, Peoples Bank sold Kenwood Savings Bank to a Midwest insurance company for $1.8 million including the transfer of $10.0 million in loans and the assumption of $10.2 million of deposits. This transaction was conducted in order to maximize the value of the original Kenwood purchase through the sale of the Savings Bank’s charter. The Company recorded a gain during fiscal 2003 of approximately $150,000, with an adjustment to goodwill related to the charter totaling $1.65 million.

On September 26, 2003, Peoples Bank acquired $32.8 million in loans, $19.7 million in cash and assumed $55.6 million in deposits, along with the acquisition of two branches located in the Deer Park and Landen areas of Greater Cincinnati. The purchase price was $6.5 million, with approximately $3.9 million of the purchase price assigned as a premium on the loan portfolio, $300,000 assigned to office premises and $2.3 million recorded as goodwill.

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

Peoples Lending Activities

General.  At September 30, 2003, the gross loan portfolio of Peoples totaled $622.0 million, representing approximately 84.2% of total assets at that date. The principal lending activity of Peoples is the origination of residential and nonresidential real estate loans. At September 30, 2003, residential loans (including construction loans secured by residential real estate) amounted to $417.0 million, or 67.1% of the gross loan portfolio.  Nonresidential real estate and land loans totaled $131.4 million, or 21.1% of the gross loan portfolio and nonresidential construction loans amounted to $31.8 million, or 5.1% of  the gross loan portfolio as of September 30, 2003.  Further, commercial loans amounted to $30.0 million, or 4.8% of the gross loan portfolio at September 30, 2003 and consumer loans amounted to $11.8 million, or 1.9% of the gross loan portfolio at such time.  Peoples has placed an increased emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans over the last three fiscal years.  The aggregate amount of these loans has increased to $391.2 million, or 62.9% of the gross loan portfolio at September 30, 2003, compared to $57.8 million, or 27.3% of the gross loan portfolio at September 30, 2000.

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

Unsecured loans up to $500,000 require approval by three senior executive officers and those greater than $500,000 must be approved by the Board of Directors or the executive committee of the Board of Directors.  The executive committee shall ratify all approvals and present its report on a monthly basis for the Board of Directors review and approval.

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

(3)                      Reflects loan participations sold of $10.2 million, $6.7 million and $2.7 million in fiscal 2003, 2002 and 2001, respectively.  Peoples did not sell any loan participations in fiscal 2000 or 1999.   The reduction in total loans resulting from loan sales in fiscal 2003, 2002 and 2001 were offset (increased) by increases (decreases) in undisbursed loans in process, and other net items totaling approximately $16.1 million, ($2.5 million), and $25.0 million, respectively.

The significant repayments of $247.1 million and $153.2 million during fiscal 2003 and 2002, respectively, were primarily due to the refinancing activity related to single-family residential loans in the low interest rate environment during such period.  The transfers to real estate owned of $2.9 million during fiscal 2003 were partially due to a troubled builder of 1-4 family residential real estate, who deeded five properties back to the bank in lieu of foreclosure.  These properties are being actively marketed with one property sold in November 2003. Additionally, during fiscal year 2003, the Bank continued to foreclose on the residential properties of a now defunct builder, with two properties remaining unsold as of September 30, 2003.

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

Allowance for Loan Losses.  The allocation of the allowance for loan losses based on particular types of loans at September 30, 2003, 2002 and 2001 was as follows:

	2003		2002		2001
	Balance	Percent of total loans	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in Thousands)

Single-family residential	$1,120	37.1%	$954	53.2%	$690	63.7%
Multi-family residential	1,342	15.4	1,015	10.2	469	9.5
Nonresidential real estate and land	1,721	21.1	1,428	15.8	999	17.2
Construction loans	2,192	19.7	1,729	16.2	281	6.9
Commercial loans	3,124	4.8	2,452	3.8	1,189	2.3
Consumer loans	245	1.9	78.8		34.4

	$9,744	100.0%	$7,656	100.0%	$3,662	100.0%

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

Loans acquired through the acquisition of Harvest Home, Market and Kenwood were determined by management to have adequate allowances at the time of acquisition.  The loan loss allowances of Harvest Home, Market, and Kenwood totaling $195,000, $451,000 and $267,000, respectively, were added to Peoples’ allowance. Peoples did not record additional provisions for these loans unless deterioration of the credit quality was subsequently noted through Peoples normal credit review policies.  Peoples continues to increase its allowance for loan losses due to an increase in the volume of loans, as well as change in the mix of the loan portfolio and increase in the level of charge-offs, impaired loans and nonperforming loans.

A quarterly analysis of the allowance for loan loss requirements includes general allocations based on the type of collateral securing the loan.  In the analysis, loans determined to have a higher risk will have higher allowance requirements.  Unfunded commitments are allocated the same allowance requirements as their funded counterparts.  Additional allowance requirements are allocated to criticized assets, based on the classified status on the loan.  For example, loans classified substandard require higher loan loss allowances as compared to loans classified special mention.  No special allowances are provided for concentration of loans to one borrower, unless management becomes aware of a potential problem with collectibility.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that should be charged-off.

Peoples increased its allowance for loan losses in fiscal 2003 by recording a $4.2 million provision for losses on loans due to an increase in the volume of loans, as well as changes in the composition of the loan portfolio during the year and increases in the level of charge-offs, impaired loans and nonperforming loans.  The change in the mix of the loan portfolio during the fiscal year 2003, resulted in increases to the allowance related to growth in multi-family residential loans, nonresidential real estate and land loans, construction loans and unsecured commercial lines of credit, all of which are generally considered to involve a higher degree of risk than single-family owner-occupied residential lending.   Peoples intends to continue to increase its allowance for loan losses as its loan portfolio increases and will adjust its allowance should the composition and relative credit risk of the portfolio change.   While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Future adjustments to the allowance could significantly affect net earnings.

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Peoples Community Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Peoples Bancorp’s profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions, and interest expense, principally on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Cincinnati.  Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing.  Peoples Bancorp’s profitability also depends, to a lesser extent, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

Peoples Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond management’s control.

On March 29, 2000 the following transactions were completed:

•                  The Oakley Improved Building and Loan was merged with and into Peoples Bank;

•                  Peoples Bank converted to a federally chartered stock savings bank and Peoples Bancorp sold 1,190,000 shares of its common stock; and

•                  Peoples Bancorp acquired Harvest Home Financial Corporation and its wholly owned subsidiary, Harvest Home Savings Bank.

Peoples Bancorp’s consolidated financial statements give effect to the conversion, the merger between Peoples Bank and Oakley using the pooling of interests method of accounting and the merger between Peoples Bancorp and Harvest Home Financial using the purchase method of accounting.  In the conversion, Peoples Bancorp issued 1,190,000 shares of common stock, which resulted in net proceeds of approximately $10.3 million.  In addition, Peoples Bancorp issued 787,733 common shares in connection with the acquisition of Harvest Home.

On March 30, 2001, Peoples Bancorp acquired Market Financial Corporation for total consideration of $13.8 million in cash and shares of common stock.  Under the terms of the agreement, each share of Market’s common stock was exchanged for a combination of cash and shares of Peoples Bancorp totaling $13.00 per share.  The acquisition was accounted for using the purchase method of accounting and, consequently, prior period amounts were not restated.  As of March 30, 2001, Market Financial Corporation had approximately $56.7 million in assets, $50.7 million in liabilities and $6.0 million in stockholders’ equity.

On January 18, 2002, the Bank sold $11.0 million in total loans subject to the assumption of $9.9 million in total deposits to another financial institution pursuant to a Purchase and Assumption Agreement. These assets and liabilities had been assigned to the Bank’s branch office located in Blanchester, Ohio. This transaction reflected the Bank’s exit strategy from the Clinton County market area and represented a part of the broader marketing strategy of concentrating more fully on Butler, Hamilton and Warren counties. A gain of $1.5 million was recorded on this transaction in the fiscal year ended September 30, 2002.

On April 26, 2002, the Company completed its acquisition of Kenwood Bancorp, Inc. for total consideration of $7.9 million in cash.  Kenwood was merged with and into the Company and Kenwood’s wholly-owned banking subsidiary, Kenwood Savings Bank, became a wholly-owned subsidiary of Peoples Bank.  The Company acquired $56.6 million in total assets and initially recorded approximately $3.4 million in goodwill as part of the transaction.

On July 25, 2003, Peoples Bank sold Kenwood Savings Bank to a Midwest insurance company for $1.8 million including the transfer of $10.0 million in loans and the assumption of $10.2 million of deposits. This transaction was conducted in order to maximize the value of the original Kenwood purchase through the sale of the Savings Bank’s charter. The Company recorded a gain during fiscal 2003 of approximately $150,000, with an adjustment to goodwill related to the charter totaling $1.65 million.

On September 26, 2003, Peoples Bank acquired $32.8 million in loans, $19.7 million in cash and assumed $55.6 million in deposits, along with the acquisition of two branches located in the Deer Park and Landen areas of Greater Cincinnati. The purchase price was $6.5 million, with approximately $3.9 million of the purchase price assigned as a premium on the loan portfolio, $300,000 assigned to office premises and $2.3 million recorded as goodwill.

In evaluating and recording acquisitions, the Company’s management consults with investment banking professionals who assist in assigning fair values to acquired assets and liabilities assumed.  Fair values of interest-bearing assets are derived by reference to market values for instruments of similar risk.  The fair value of interest-bearing liabilities is similarly derived from market quotes on comparable term liabilities.  Fair values with respect to office premises are determined by appraisal or reference to recent appraisals.

Additionally, management reviews acquisitions for the possible existence of intangible assets, such as core deposit intangibles or customer related and location related intangibles.  As a general rule, the intense financial services competition in Hamilton, Warren and Butler counties creates rate sensitive deposit bases that preclude recognition of these types of intangible assets.

Critical Accounting Policies

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this annual report, are based upon the Company’s consolidated financial statements, which are prepared in accordance with US GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information, including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and goodwill impairment.  Actual results could differ from those estimates.

Allowance for Loan Losses.  The procedures for detemining the amount of the allowance for loan losses reflect management’s evaluation of credit risk after consideration of all information available.  In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers.  Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses.  This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions.   Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

Goodwill.  The Company has developed procedures to test goodwill for impairment on an annual basis using September 30 financial data.  The evaluation of possible impairment is outsourced to a third party.  This evaluation is based on the analysis set forth below.

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill of the Bank (which is the Company’s reporting unit as defined under SFAS No. 142) and comparing the fair value of this reporting unit to its carrying value including goodwill.  The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts.  The third party selected by management utilizes the following common approaches to valuing business combination transactions involving financial institutions to derive the fair value of the reporting unit:  (1) the comparable transactions approach which is specifically based on earnings, book value, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow (“DCF”) approach.  The application of the valuation techniques takes into account the reporting unit’s operating history, the current market environment and future prospects.  As of the most recent evaluation, the only reporting unit carrying goodwill is the Bank.

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

Forward-Looking Statements Are Subject to Change

Certain statements are made in this document as to what management expects may happen in the future.  These statements usually contain the words “believe,” “estimate,” “project,” “expect,” “anticipate,” “intend” or similar expressions.  Because these statements look to the future, they are based on management’s current expectations and beliefs.  Actual results or events may differ materially from those reflected in the forward-looking statements.  Management’s current expectations and beliefs as to future events are subject to change at any time, and no assurances can be provided that the future events will actually occur.

Peoples Community Bancorp, Inc.

AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  All average balances are based on monthly balances.  Management does not believe that the monthly averages differ significantly from the daily average balances.

	Year ended September 30,
	2003			2002			2001
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$520,647	$34,952	6.71%	$425,318	$32,790	7.71%	$282,425	$22,098	7.82%
Mortgage-backed securities	62,688	1,568	2.50	12,239	361	2.95	42,195	2,867	6.79
Investment securities (3)	12,079	479	3.97	9,688	446	4.60	12,952	769	5.94
Interest-earning deposits	15,089	170	1.13	6,224	115	1.85	4,594	163	3.54

Total interest-earning assets	610,503	37,169	6.09	453,469	33,712	7.43	342,166	25,897	7.57

Non-interest-earning assets	25,514			19,949			17,724

Total assets	$636,017			$473,418			$359,890

Interest-bearing liabilities:
Savings and checking accounts	$135,640	2,666	1.97	$53,741	1,610	3.00	$25,344	879	3.47
Money market deposit accounts	30,653	604	1.97	28,252	776	2.75	22,638	818	3.61
Certificates of deposit	223,390	7,990	3.58	177,229	8,078	4.56	132,774	7,279	5.48
FHLB advances and other borrowings	174,677	6,263	3.59	153,108	4,384	2.86	129,923	6,567	5.05
Subordinated debentures	12,500	549	4.39	10,417	750	7.20	—	—	—

Total interest-bearing liabilities	576,860	18,072	3.13	422,747	15,598	3.69	310,679	15,543	5.00

Non-interest-bearing liabilities	14,202			11,735			13,228

Total liabilities	591,062			434,482			323,907

Stockholders’ equity	44,955			38,936			35,983

Total liabilities and stockholders’ equity	$636,017			$473,418			$359,890

Net interest income		$19,097			$18,114			$10,354

Interest rate spread			2.96%			3.74%			2.57%

Net interest margin (4)			3.13%			3.99%			3.03%

Average interest-earning assets to average interest- bearing liabilities			105.83%			107.27%			110.13%

(1)                                  Includes non-accruing loans.

(2)                                  For all relevant periods, the allowance for loan losses contemplates the amount of probable losses related to loan commitments as well as the probable losses related to loans in the loan portfolio.

(3)                                  Includes Federal Home Loan Bank and Federal Home Loan Mortgage Corp. stock and other equity securities.

(4)                                  Equals net interest income divided by average interest-earning assets.

Peoples Community Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis

The following table shows the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities affected Peoples Bancorp’s interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume).  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year ended September 30,
	2003 vs. 2002			2002 vs. 2001
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(4,253)	$6,415	$2,162	$(316)	$11,008	$10,692
Mortgage-backed securities	(55)	1,262	1,207	(1,112)	(1,394)	(2,506)
Investment securities (1)	(61)	94	33	(152)	(171)	(323)
Interest-earning deposits	(45)	100	55	(58)	10	(48)
Total interest-earning assets	(4,414)	7,871	3,457	(1,638)	9,453	7,815

Interest-bearing liabilities:
Savings and checking accounts	(556)	1,612	1,056	(137)	868	731
Money market deposit accounts	(220)	48	(172)	(218)	176	(42)
Certificates of deposit	(1,739)	1,651	(88)	(1,331)	2,130	799
FHLB advances and other borrowings	1,110	769	1,879	(3,206)	1,023	(2,183)
Subordinated debentures	(292)	91	(201)	—	750	750
Total interest-bearing liabilities	(1,697)	4,171	2,474	(4,892)	4,947	55

Increase in net interest income	$(2,717)	$3,700	$983	$3,254	$4,506	$7,760

(1)           Includes Federal Home Loan Bank stock and certificates of deposit at other institutions.

Discussion of Financial Condition Changes from September 30, 2002 to September 30, 2003

At September 30, 2003, Peoples Bancorp’s total assets amounted to $738.7 million, an increase of $157.1 million, or 27.0%, compared to the $581.6 million total at September 30, 2002.  The increase in assets was comprised primarily of a $50.3 million increase in loans and a $115.1 million increase in mortgage-backed securities. The increase in assets was funded by growth in deposits of $86.8 million and an increase in advances from the Federal Home Loan Bank and other borrowings totaling $67.0 million.

Liquid assets (i.e. cash and interest-bearing deposits) totaled $10.2 million at September 30, 2003, a decrease of $16.4 million, or 61.5%, compared to September 30, 2002.  Investment securities totaled $2.2 million at September 30, 2003, an increase of $925,000, or 75.1%, over September 30, 2002 levels.

Mortgage-backed securities totaled $133.8 million at September 30, 2003, an increase of $115.1 million over September 30, 2002.  The Company purchased $208.1 million in adjustable rate mortgage-backed securities during fiscal 2003 as a tool to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guarantee of government sponsored agencies.  During fiscal 2003, principal repayments on mortgage-backed securities totaled $23.0 million and sales amounted to $68.4 million.  The proceeds from the sale and repayment of mortgage-backed securities were generally used to fund loan originations during the period.

Loans receivable totaled $554.4 million at September 30, 2003, an increase of $50.3 million, or 10.0%, over September 30, 2002 levels.  The Company obtained loans totaling $32.8 million in September 2003 through the acquisition of two branch offices of Ameriana Bank and Trust.  Loan disbursements amounted to $278.6 million during fiscal 2003, which were partially offset by principal repayments of $247.1 million and loans sold totaling $10.2 million.  The overall growth in the loan portfolio during the year was comprised primarily of $38.5 million in loans secured by multi-family residential real estate, $32.6 million in construction loans, $43.4 million in loans secured by nonresidential real estate and land, and $16.2 million in commercial and consumer loans.  Over the past three fiscal years, the Bank has placed an increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, unsecured commercial loans and consumer loans.  As a result, as a percentage of the total loan portfolio, single-family residential loans have decreased from 72.7% at September 30, 2000 to 37.1% at September 30, 2003, while multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans have increased during the same time period from 4.3% to 15.3%, 9.7% to 21.1%, 12.8% to 19.7%, 0.0% to 4.8% and 0.1% to 1.9%, respectively.  Nonresidential real estate lending and unsecured commercial lending are generally considered  to involve  a higher degree of risk than residential real estate lending due to the relatively  larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income-producing properties.  Peoples Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the borrowers’ management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property’s valuation, as applicable.

The allowance for loan losses totaled $9.7 million at September 30, 2003, an increase of $2.1 million, or 27.3%, compared to September 30, 2002.  Loans charged-off amounted to $2.1 million during fiscal 2003 and $4.2 million was added through the provision for losses on loans, due primarily to the overall growth in the loan portfolio from September 30, 2002, as well as the changes in the composition of the loan portfolio and the level of charge-offs and nonperforming loans.

The allowance for loan losses represented 1.57% and 1.37% of total loans at September 30, 2003 and 2002, respectively.  The allowance for loan losses represented 134.1% and 102.2% of nonperforming loans at September 30, 2003 and 2002, respectively.  Nonperforming and impaired loans totaled $9.6 million and $7.5 million at September 30, 2003 and 2002, respectively. Nonperforming multi-family residential loans, totaling $3.6 million, or 49.0%, of total nonperforming loans, consisted primarily of a $3.5 million loan in the process of foreclosure.  Nonperforming construction loans totaling $2.0 million, or 26.9% of total nonperforming loans, consisted primarily of a series of condominium loans to a financially troubled builder aggregating $1.8 million.  The Bank is closely monitoring the construction progress and the builder has commitments to sell four individual units.  Management has considered these loan concentrations as a part of its overall evaluation of the adequacy of the Bank’s allowance for loan losses.  Although management believes that its allowance for loan losses at September 30, 2003 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Bank’s results of operations.

Deposits totaled $455.9 million at September 30, 2003, an increase of $86.8 million, or 23.5%, over the total at September 30, 2002.  Total demand, transaction and savings deposits increased to $211.0 million at September 30, 2003, from $139.8 million at September 30, 2002, while total certificates of deposit increased from $229.3 million to $244.9 million, respectively.  The increase in deposits was primarily attributable to the addition of $55.6 million in deposits in connection with the acquisition of two branch offices purchased from Ameriana Bank and Trust in September 2003, as well as management’s efforts to maintain deposit growth through marketing strategies.  Proceeds from deposit growth were generally used to fund new loan originations and the purchase mortgage-backed securities.

Advances from the Federal Home Loan Bank and other borrowings totaled $219.9 million at September 30, 2003, an increase of $67.0 million, or 43.8%, compared to September 30, 2002 totals.  Borrowings totaling $96.0 million were repaid during fiscal 2003, primarily using proceeds from deposit growth and principal repayments on loans, while new borrowings of $163.0 million were obtained, generally to fund new loan originations and purchase mortgage-backed securities.

Stockholders’ equity totaled $46.7 million at September 30, 2003, an increase of $3.7 million, or 8.6%, over September 30, 2002.  The increase resulted primarily from net earnings of $3.7 million and the amortization effects of the stock benefit and option plans totaling $730,000, which were partially offset by a $752,000 decrease in net unrealized gains on available for sale securities.

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2003 and 2002

General

The inclusion of the accounts of Kenwood, which the Company acquired in April 2002, in a transaction accounted for using the purchase method of accounting, contributed to the increases in the level of income and expense during the fiscal year ended September 30, 2003, compared to fiscal 2002.  In accordance with the purchase method of accounting, the consolidated statement of earnings for the fiscal year ended September 30, 2002 was not restated for the acquisition.

Peoples Bancorp recorded net earnings of $3.7 million for the fiscal year ended September 30, 2003, an increase of $575,000, or 18.3%, compared to fiscal 2002.  The increase in earnings resulted primarily from a $983,000 increase in net interest income, a $1.1 million decrease in the provision for losses on loans and a $470,000 decrease in federal income taxes, which were partially offset by a $1.3 million decrease in other income and a $687,000 increase in general, administrative and other expense.

Net Interest Income

Total interest income amounted to $37.2 million for the fiscal year ended September 30, 2003, a $3.5 million, or 10.3%, increase over fiscal 2002.  The increase was due to a $157.0 million, or 34.6%, increase in average interest-earning assets, partially offset by a 134 basis point decline in the average yield year to year. Approximately $29.1 million, or 6.8%, of the growth in average interest-earning assets resulted from the acquisition of Kenwood Savings Bank in fiscal 2002.

Interest income on loans totaled $35.0 million for the fiscal year ended September 30, 2003, an increase of $2.2 million, or 6.6%, over fiscal 2002.  This increase was due primarily to a $95.3 million, or 22.4%, increase in the average portfolio balance outstanding year to year, partially offset by a 100 basis point decline in the weighted-average yield, to 6.71% for fiscal 2003.  The increase in the average balance was due to continued strong loan origination activity, particularly with respect to single and multi-family residential loans, construction and nonresidential real estate and land loans.  The impact on the Bank’s yield on its loan portfolio from the increased emphasis on higher yielding multi-family and nonresidential real estate, as well as unsecured commercial loans was offset by  the decrease in market interest rates, such as the repricing of its adjustable-rate loans and refinancing at lower rates. Interest income on mortgage-backed securities totaled $1.6 million for fiscal 2003, an increase of $1.2 million, or 334.3%, over fiscal 2002, due primarily to a $50.4 million, or 412.2%, increase in the average balance outstanding year to year.  Interest income on investment securities and interest-bearing deposits and other totaled $649,000, an increase of $88,000, or 15.7%, due primarily to an $11.3 million, or 70.7%, increase in the average balance of the related assets, partially offset by a decrease in the weighted-average yield year to year.

Interest expense on deposits totaled $11.3 million for the fiscal year ended September 30, 2003, an increase of $796,000, or 7.6%, over the $10.5 million recorded in fiscal 2002.  The increase was due primarily to a $130.5 million, or 50.3%, increase in the average balance of deposits outstanding year to year, partially offset by a decrease in the weighted-average cost of deposits of 115 basis points, to 2.89% for fiscal 2003.  The decrease in the average cost of deposits was primarily due to the decrease in market interest rates. Approximately $26.5 million, or 10.2%, of the growth in the average balance of deposits resulted from the acquisition of Kenwood Savings Bank in fiscal 2002.

Interest expense on borrowings totaled $6.8 million for fiscal 2003, an increase of $1.7 million, or 32.7%, compared to fiscal 2002, due primarily to a $23.7 million, or 14.5%, increase in the average balance of borrowings outstanding, and a 50 basis point increase in the average cost of borrowings, to 3.64% for fiscal 2003.  The increase in the average cost resulted from management converting existing short-term adjustable-rate advances from the Federal Home Loan Bank to fixed-rate long-term advances to provide a more favorable interest rate risk position.  The increase in the average balance was due to the use of borrowings as an additional source of funds for investment in mortgage-backed securities and the origination of loans. During fiscal 2003, approximately $119,000 of interest was paid on FHLB advances assumed in the Kenwood Savings Bank acquisition in fiscal 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $983,000, or 5.4%, during the fiscal year ended September 30, 2003, compared to fiscal 2002.  The interest rate spread amounted to 2.96% for fiscal 2003 compared to 3.74% for fiscal 2002.  The net interest margin totaled 3.13% and 3.99% for the fiscal years ended September 30, 2003 and 2002, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio.  After considering the above factors, management recorded a provision for losses on loans totaling $4.2 million and $5.3 million for the fiscal years ended September 30, 2003 and 2002, respectively.  The provision recorded during the fiscal 2003 period was predicated primarily upon the $65.2 million, or 11.7%, of growth in the gross loan portfolio, as well as the increase in loans secured by multi-family and nonresidential real estate, the origination of approximately $25.7 million in unsecured commercial lines of credit during fiscal 2003 and an increase in the level of charge-offs and impaired and nonperforming loans year to year.  Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending.  There can be no assurance that the allowance for loan losses will be sufficient to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $1.3 million for the fiscal year ended September 30, 2003, a decrease of $1.3 million, or 50.1%, compared to fiscal 2002.  The decrease was due primarily to a $2.0 million, or 93.1%, decrease in gain on the sale of branch premises, deposits and loans, which was partially offset by a $496,000 increase in gain on sale of investment and mortgage-backed securities and a $238,000, or 64.0%, increase in other operating income during fiscal 2003.  In January 2002, the Bank sold $11.0 million in total loans and $9.9 million in total deposits associated with its Blanchester branch office.  The increase in other operating income resulted primarily from increases in fees related to the growth of loan and deposit transactions from year to year. Approximately $31,000, or 8.3%, of the growth in other operating income resulted from the acquisition of deposit and loan accounts in the Kenwood Savings Bank transaction in fiscal 2002.

General, Administrative and Other Expense

General, administrative and other expense totaled $10.5 million for the fiscal year ended September 30, 2003, an increase of $687,000, or 7.0%, compared to fiscal 2002.  This increase resulted primarily from a $1.4 million, or 37.7%, increase in employee compensation and benefits, a $329,000, or 20.6%, increase in occupancy and equipment expense, a $199,000, or 50.4%, increase in franchise tax, and a $259,000, or 71.0%, increase in data processing, which were partially offset by a $70,000, or 3.1%, decrease in other operating expense and a $1.5 million decrease in goodwill amortization and related charges.

As previously noted, the inclusion of the accounts of Kenwood, which the Company acquired in April 2002, contributed to the increases in the level of expenses during the fiscal year ended September 30, 2003, compared to fiscal 2002. A full year of expenses on these acquired assets and liabilities was recognized in fiscal 2003 compared to 5 months of expenses recognized in fiscal 2002. Of the $687,000 increase in general, administrative and other expenses recorded in fiscal 2003, approximately $525,000 was directly associated with the inclusion of accounts, staff and branches acquired in the Kenwood acquisition.

The Bank employed approximately 94 and 117 full-time employees as of September 30, 2002 and 2003, respectively. Eleven full-time employees were obtained in the acquisition of Kenwood in April, 2002 and approximately 16 full-time employees were acquired in the two branch office acquisition from Ameriana Bank in September, 2003. The increase in employee compensation and benefits was due to the increase in staffing levels to support growth in the overall infrastructure of the Company, as well as normal merit increases and increases in health insurance and other benefit costs.

The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company’s new branch offices. Two new offices replacing existing branch buildings were opened in the third and fourth quarter of fiscal 2003. These projects reflect the effects of the Company’s ongoing commitment to expand its branch office network through acquisition and construction of new branch facilities. The increase in franchise taxes was due to the Company’s growth year to year, as well as the tax of approximately $45,000 recorded on Kenwood Savings Bank for fiscal 2003. The increase in data processing reflects continued growth in loan and deposit accounts, including expenses of $137,000 in data processing expenses for the accounts acquired through the acquisition of Kenwood Savings Bank. The decrease in goodwill amortization reflects the Company’s adoption of SFAS No. 142 effective October 1, 2002. Pursuant to SFAS No. 142, goodwill is no longer amortized, but is subject to a periodic impairment evaluation.

Federal Income Taxes

Peoples Bancorp recorded a tax provision totaling $1.9 million for the fiscal year ended September 30, 2003, compared to a provision of $2.4 million for fiscal 2002.  The effective tax rates were 34.0% and 43.2% for the fiscal years ended September 30, 2003 and 2002, respectively.  The higher effective tax rate for fiscal 2002 was primarily due to nondeductible amortization and other charges related to goodwill.

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2002 and 2001

General

The inclusion of the accounts of Kenwood which the Company acquired in April 2002 and the inclusion of the accounts of Market Bank which the Company acquired in March 2001, significantly contributed to the increases in the level of income and expense during the fiscal year ended September 30, 2002, compared to fiscal 2001.  A full year of expenses on the acquired assets and liabilities from Market Bank was recognized in fiscal 2002 compared to 6 months of expenses recognized in fiscal 2001.  Likewise, approximately 5 months of expenses were recognized in fiscal 2002 on the assets and liabilities acquired in the Kenwood transaction.  Both transactions were accounted for using the purchase method of accounting.  The statement of earnings for the fiscal year ended September 30, 2001, was not restated for the acquisition.

Peoples Bancorp recorded net earnings of $3.1 million for the fiscal year ended September 30, 2002, an increase of $825,000, or 35.5%, compared to fiscal 2001.  The increase in earnings resulted primarily from a $7.8 million increase in net interest income, which was partially offset by a $2.8 million increase in the provision for losses on loans, a $2.3 million decrease in other income and a $1.7 million increase in general, administrative and other expense.

Net Interest Income

Total interest income amounted to $33.7 million for the fiscal year ended September 30, 2002, a $7.8 million, or 30.2%, increase over fiscal 2001.  The increase was due to a $111.3 million, or 32.5%, increase in average interest-earning assets, partially offset by a 14 basis point decline in the average yield year to year. Approximately $22.0 million, or 6.4%, of the growth in average interest-earning assets resulted from the acquisition of Kenwood Savings Bank in April, 2002, while approximately $22.9 million, or 6.7%, of the growth in average interest-earning assets resulted from the acquisition of Market Bank in fiscal 2001.

Interest income on loans totaled $32.8 million for the fiscal year ended September 30, 2002, an increase of $10.7 million, or 48.4%, over fiscal 2001.  This increase was due primarily to a $142.9 million, or 50.6%, increase in the average portfolio balance outstanding year to year, partially offset by an 11 basis point decline in weighted-average yield, to 7.71% for fiscal 2002.  The impact on the Bank’s yield on its loan portfolio from the decrease in market interest rates, such as the repricing of its adjustable-rate loans and refinancing at lower rates, was substantially offset by the Bank’s increased emphasis on higher yielding multi-family, commercial real estate and unsecured commercial loans.  Interest income on investment and mortgage-backed securities and interest-bearing deposits and other totaled $922,000, a decrease of $2.9 million, or 75.7%, due primarily to a $31.6 million, or 52.9%, decrease in the average balance of the related assets, a 308 basis point decrease in the weighted-average yield year to year and a $264,000 write down of premiums on mortgage-backed securities based upon management’s estimate of prepayment speeds.  The decrease in the average yield was primarily due to the decrease in market interest rates.  The decrease in the average outstanding balance of these assets was due to repayments and sales, which proceeds were used to fund loan originations.

Interest expense on deposits totaled $10.5 million for the fiscal year ended September 30, 2002, an increase of $1.5 million, or 16.6%, over the $9.0 million recorded in fiscal 2001.  The increase was due primarily to a $78.5 million, or 43.4%, increase in the average balance of deposits outstanding year to year, which included the addition of $48.4 million in deposits from the acquisition of Kenwood, partially offset by a decrease in the weighted-average cost of deposits of 93 basis points, to 4.04% for fiscal 2002.  The decrease in the average rate was primarily due to the decrease in market interest rates.

Interest expense on borrowings totaled $5.1 million for fiscal 2002, a decrease of $1.4 million, or 21.8%, compared to fiscal 2001, due primarily to a 191 basis point decrease in the average cost of borrowings, to 3.14% for fiscal 2002, partially offset by a $33.6 million, or 25.9%, increase in the average balance of borrowings outstanding for fiscal 2002.  The decrease in the average cost of borrowings was primarily due to a decrease in market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $7.8 million, or 74.9%, during the fiscal year ended September 30, 2002, compared to fiscal 2001.  The interest rate spread amounted to 3.74% for fiscal 2002 compared to 2.57% for fiscal 2001.  The net interest margin totaled 3.99% and 3.03% for the fiscal years ended September 30, 2002 and 2001, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio.  After considering the above factors, management recorded a provision for losses on loans totaling $5.3 million and $2.4 million for the fiscal years ended September 30, 2002 and 2001, respectively.  The provision recorded during the fiscal 2002 period was predicated primarily upon the $137.3 million, or 32.7%, of growth in the gross loan portfolio, taking into account the increase in loans secured by multi-family, nonresidential real estate, the origination of approximately $26.7 million in unsecured commercial lines of credit during fiscal 2002 and the increase in the level of nonperforming loans year to year.  Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending.

Other Income

Other income totaled $2.5 million for the fiscal year ended September 30, 2002, a decrease of $2.3 million, or 48.2%, compared to fiscal 2001.  The decrease was due primarily to the effects of a $4.7 million gain on securities transactions recorded during fiscal 2001, which was partially offset by a $2.1 million gain on the sale of branch offices during fiscal 2002 and a $238,000, or 177.6%, increase in other operating income.  During fiscal 2002, in connection with it’s building, branch renovation and branch relocation projects, the Corporation sold three of its former branch buildings, as well as $11.0 million in loans and $9.9 million in deposits from it’s former Blanchester office, all of which resulted in the $2.1 million gain on sale.  Approximately $22,000, or 16.4%, of the growth in other operating income resulted from the acquisition of deposit and loan accounts in the Kenwood Savings Bank transaction in April 2002, while approximately $41,000, or 30.6% of the growth resulted from the acquisition of accounts of Market Bank in fiscal 2001.

General, Administrative and Other Expense

General, administrative and other expense totaled $9.8 million for the fiscal year ended September 30, 2002, an increase of $1.7 million, or 20.8%, compared to fiscal 2001.  This increase resulted primarily from a $409,000, or 12.1%, increase in employee compensation and benefits, a $1.0 million, or 168.0%, increase in occupancy and equipment expense, and a $1.1 million, or 94.1%, increase in other operating expense, which were partially offset by a  $402,000 decrease in goodwill amortization.  Amortization of goodwill will be eliminated in future periods upon adoption of a recently issued accounting pronouncement. Management adopted SFAS No. 142 effective October 1, 2002, which will result in annual expense reduction totaling approximately $460,000 beginning in fiscal 2003.

As previously noted, the inclusion of the accounts of Kenwood, which the Company acquired in April 2002, contributed to the increases in the level of expenses during the fiscal year ended September 30, 2002, compared to fiscal 2001.  Also, a full year of expenses on the acquired assets and liabilities of Market Bank was recognized in fiscal 2002 compared to 6 months of expenses recognized in fiscal 2001.  Of the $1.7 million increase in general, administrative and other expenses recorded in fiscal 2002, approximately $547,000 was directly associated with the inclusion of accounts, staff and branches acquired in the Market acquisition and approximately $390,000 was directly associated with the accounts, staff and branches acquired in the Kenwood acquisition.

The Bank employed approximately 68 and 94 full-time employees as of September 30, 2001 and 2002, respectively.  Eleven full-time employees were obtained in the acquisition of Kenwood in April 2002 and approximately 6 full-time employees were obtained in the acquisition of Market Bank in 2001.  The increase in employee compensation and benefits was primarily due to the increase in staffing levels, normal merit increases and $143,000 expensed for stock options awards vesting during the fiscal year.

The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company’s new main office and additions and improvements made at several branch office locations.  During fiscal 2002, the Corporation committed to begin construction of four new branch office facilities located in southwestern Ohio.  Two of the new offices will replace existing branch buildings and two represent expansion into new markets.  The new offices are scheduled to be opened over the period through the second quarter of fiscal 2004.  These improvements reflect the effects of the Company’s previously announced ongoing commitment to expand its branch office network through the acquisition and construction of new branch facilities. Additionally, during fiscal 2002 management reduced its estimate of depreciable lives for certain furniture and equipment assets.  As a result of this downward change in estimate, the Corporation recognized additional depreciation expense during fiscal 2002 of approximately $215,000, or $.06 per share on an after-tax basis.  The increase in other operating expense relates primarily to expenses related to the trust preferred offering totaling $385,000, an increase in legal expenses, including those related to nonperforming loans, an increase in advertising costs, office supplies and pro-rata increases in costs associated with the Company’s overall growth year to year.

Federal Income Taxes

Peoples Bancorp recorded a tax provision totaling $2.4 million for the fiscal year ended September 30, 2002, compared to a provision of $2.3 million for fiscal 2001.  The increase was due primarily to the increase in pre-tax earnings of $913,000, or 19.7%.  The effective tax rates were 43.2% and 49.8% for the fiscal years ended September 30, 2002 and 2001, respectively.  The relatively high effective tax rates were primarily due to nondeductible amortization and other charges related to goodwill.  The effective tax rate for fiscal 2001 was also affected by nondeductible merger-related expenses.

Exposure to Changes in Interest Rates

Peoples Bancorp’s ability to maintain net interest income depends upon its ability to earn a higher yield on interest-earning assets than the rates paid on deposits and borrowings.  Peoples Bank’s ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.  Historically long-term, fixed-rate mortgage loans made up the dominant portion of Peoples Bank’s interest-earning assets.  A predominance of long-term fixed rate loans would make Peoples Bank particularly susceptible to the risk of changing interest rates.  However, during fiscal 2000, Peoples Bank began to emphasize the origination of adjustable-rate mortgage (“ARM”) loans and shorter-term loans secured by non-residential real estate, in an effort to improve its interest rate risk position.   At September 30, 2003, approximately $174.5 million, or 31.5%, of the Company’s loan portfolio consisted of loans with fixed rates of interest and approximately $379.9 million, or 68.5%, had adjustable rates of interest.  During fiscal year 2003, management purchased $208.1 million in adjustable rate mortgage-backed securities as a tool to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guarantee of government sponsored agencies.

Quantitative Analysis

The OTS provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity.  Management reviews the quarterly reports from the OTS that show the impact of changing interest rates on net portfolio value.  Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.  The application of the methodology attempts to quantify interest rate risk and the change in NPV which would result from a theoretical 100, 200 and 300 basis point change in market interest rates.

The following tables present Peoples Bank’s net portfolio value as of September 30, 2003 and 2002, as calculated by the OTS, based on information provided to the OTS by Peoples Bank.  The information presented is based on the feature in Peoples Bank’s mortgage loans which permits the loans to be called any time after three years from the date of origination and the assumed repricing of called loans at a higher rate in a rising rate environment.

		September 30, 2003
Change in Interest Rates In Basis Points (Rate Shock)		Amount	Net Portfolio Value $ Change	% Change	Net Portfolio Value as a % of Portfolio Value of Assets	Change in Net Portfolio Value as a % of Portfolio Value of Assets
		(Dollars in thousands)

300	bp	$59,047	$(548)	(1)%	8.09%	21	bp
200		62,184	2,589	4	8.39	51
100		62,625	3,030	5	8.35	47
0		59,595	—	—	7.88	—
(100)		54,391	(5,204)	(9)	7.15	(74)

		September 30, 2002
Change in Interest Rates In Basis Points (Rate Shock)		Amount	Net Portfolio Value $ Change	% Change	Net Portfolio Value as a % of Portfolio Value of Assets	Change in Net Portfolio Value as a % of Portfolio Value of Assets
		(Dollars in thousands)

300	bp	$53,285	$(4,472)	(8)%	9.34%	(27	)bp
200		56,980	(777)	(1)	9.79	18
100		59,105	1,348	2	9.97	36
0		57,757	—	—	9.61	—
(100)		53,081	(4,676)	(8)	8.73	(88)

As shown by the 2003 table above, a 100 basis point increase in interest rates would result in an increase in Peoples Bank’s net portfolio value based on OTS calculations as of September 30, 2003, primarily due to Peoples Bank’s efforts to originate adjustable-rate loans and shorter-term fixed-rate loans in recent periods.  The table also indicates a decrease in net portfolio value at a 300 basis point increase in interest rates.  The instantaneous shock as indicated in the table is subject to periodic interest rate adjustments and caps as dictated by the underlying notes.

Peoples Bank’s fixed-rate loans help its profitability if interest rates are stable or declining, since these loans have yields that exceed its cost of funds.  However, if interest rates increase, Peoples Bank would have to pay more on its deposits and new borrowings, which would adversely affect its interest rate spread.  In order to counter the potential effects of dramatic increases in market rates of interest, Peoples Bank has focused primarily on developing a strong core deposit base.  Historically, Peoples Bank has been able to maintain relatively stable levels of net interest income despite the interest rate risk inherent in its operations.  Peoples Bank attempts to mitigate potential exposure to interest rate risk by:

(1)           Originating one-year and three-year adjustable-rate mortgage loans;

(2)                                  Increasing originations of nonresidential real estate mortgage loans, which generally have higher yields and shorter terms to maturity than single-family residential mortgage loans;

(3)                                  Originating home equity lines of credit with interest rates that adjust monthly based on an index;

(4)                                  Originating unsecured lines of credit with interest rates that adjust monthly based on an index;

(5)           Purchasing adjustable-rate mortgage-backed securities; and

(6)           Utilizing fixed-rate longer-term advances offered by the Federal Home Loan Bank.

Liquidity and Capital Resources

Peoples, like other financial institutions, is required under applicable federal regulations to maintain sufficient funds to meet deposit withdrawals, loan commitments and expenses.  Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities.  Management monitors and assesses liquidity needs daily in order to meet deposit withdrawals, loan commitments and expenses.

The primary sources of funds include deposits, principal and interest repayments on loans and on mortgage-backed securities and borrowings.  The Bank’s first preference is to fund liquidity needs with core deposits, if available, in the marketplace.  Core deposits include noninterest-bearing and interest-bearing retail deposits.  Other funding sources include Federal Home Loan Bank advances.

Liquid assets as of September 30, 2003, include cash and deposits in other financial institutions totaling $10.0 million, in addition to investment securities and mortgage-backed securities available for sale at a total market value of $136.0 million.  In the belief of management, these liquid assets, as well as the ability to borrow funds, sell loan participations and attract deposits through local pricing or through brokers will allow the Bank to meet its obligations and commitments as indicated in the table below.   Any future excess liquidity generated via operations will be utilized to repay borrowings or purchase investment securities, including mortgage-backed securities.

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of September 30, 2003.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations	$123	$242	$212	$334	$911
Contracts to purchase office premises	3,200	—	—	—	3,200
Advances from the Federal Home Loan Bank and other borrowings	67,400	—	1,500	151,000	219,900
Certificates of deposit	125,197	67,782	51,861	43	244,883

Amount of commitments expiration per period
Commitments to originate loans:
Consumer lines of credit	23,832	—	—	—	23,832
Commercial lines of credit	2,567	—	—	—	2,567
One- to four-family and multi-family loans	9,446	—	—	—	9,446
Non-residential real estate and land loans	6,888	—	—	—	6,888
Commitments to purchase mortgage-backed securities	70,000	—	—	—	70,000

Total contractual obligations	$308,653	$68,024	$53,573	$151,377	$581,627

Peoples Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively.  At September 30, 2003, Peoples Bank exceeded each of the capital requirements.  Peoples Bank’s tangible, core and risk-based capital ratios were 7.5%, 7.5% and 12.1%, respectively.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein regarding Peoples Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of Peoples Bancorp’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on Peoples Bancorp’s performance than does the effect of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Peoples Community Bancorp, Inc.

We have audited the consolidated statements of financial condition of Peoples Community Bancorp, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three year period ended September 30, 2003.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Community Bancorp, Inc. as of September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cincinnati, Ohio

October 30, 2003

PEOPLES COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Year ended September 30,
	2003	2002
	(In thousands)
ASSETS

Cash and due from banks	$4,905	$4,460
Interest-bearing deposits in other financial institutions	5,118	22,177
Cash and cash equivalents	10,023	26,637
Certificates of deposit	221	—
Investment securities designated as available for sale - at market	2,156	1,231
Mortgage-backed securities designated as available for sale - at market	133,828	18,763
Loans receivable - net	554,351	504,012
Office premises and equipment - at depreciated cost	13,056	10,973
Real estate acquired through foreclosure	1,293	97
Federal Home Loan Bank stock - at cost	10,221	9,907
Accrued interest receivable on loans	2,089	2,264
Accrued interest receivable on mortgage-backed securities and other investments	480	77
Prepaid expenses and other assets	488	621
Goodwill, net of accumulated amortization	5,528	4,875
Prepaid federal income taxes	1,506	—
Deferred federal income taxes	3,443	2,175

Total assets	$738,683	$581,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$455,900	$369,080
Advances from the Federal Home Loan Bank	218,500	152,500
Other borrowed money	1,400	450
Guaranteed preferred beneficial interests in junior subordinated debentures	12,500	12,500
Advances by borrowers for taxes and insurance	74	189
Accrued interest payable	709	843
Other liabilities	2,901	2,929
Accrued federal income taxes	—	151
Total liabilities	691,984	538,642

Commitments	—	—

Stockholders’ equity
Common stock - 15,000,000 shares of $.01 par value authorized; 2,522,088 and 2,512,615 shares issued at September 30, 2003 and 2002, respectively	25	25
Additional paid-in capital	24,478	23,931
Retained earnings - restricted	23,171	19,447
Shares acquired by stock benefit plan	(286)	(476)
Accumulated comprehensive income (loss), unrealized gains (losses) on securities designated as available for sale, net of related tax effects	(689)	63
Total stockholders’ equity	46,699	42,990

Total liabilities and stockholders’ equity	$738,683	$581,632

The accompanying notes are an integral part of these statements.

PEOPLES COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended September 30,
	2003	2002	2001
	(In thousands, except share data)

Interest income
Loans	$34,952	$32,790	$22,098
Mortgage-backed securities	1,568	361	2,867
Investment securities	479	446	769
Interest-bearing deposits and other	170	115	163
Total interest income	37,169	33,712	25,897

Interest expense
Deposits	11,260	10,464	8,976
Borrowings	6,812	5,134	6,567
Total interest expense	18,072	15,598	15,543

Net interest income	19,097	18,114	10,354

Provision for losses on loans	4,198	5,265	2,449

Net interest income after provision for losses on loans	14,899	12,849	7,905

Other income
Gain (loss) on sale of investment and mortgage-backed securities	493	(3)	4,713
Gain on sale of branch	148	2,140	—
Other operating	610	372	134
Total other income	1,251	2,509	4,847

General, administrative and other expense
Employee compensation and benefits	5,206	3,780	3,371
Occupancy and equipment	1,926	1,597	596
Franchise taxes	594	395	456
Data processing	624	365	380
Other operating	2,154	2,224	1,146
Merger-related expenses	—	—	317
Amortization and other charges related to goodwill	—	1,456	1,858
Total general, administrative and other expense	10,504	9,817	8,124

Earnings before income taxes	5,646	5,541	4,628

Federal income taxes
Current	2,800	4,761	3,348
Deferred	(878)	(2,369)	(1,044)
Total federal income taxes	1,922	2,392	2,304

NET EARNINGS	$3,724	$3,149	$2,324

EARNINGS PER SHARE
Basic	$1.51	$1.29	$1.08

Diluted	$1.48	$1.27	$1.08

The accompanying notes are an integral part of these statements.

PEOPLES COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2003	2002	2001
	(In thousands)

Net earnings	$3,724	$3,149	$2,324

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(220), $41 and $879 in 2003, 2002 and 2001, respectively	(427)	79	1,706

Reclassification adjustment for realized (gains) losses included in earnings, net of taxes (benefits) of $168, $(1) and $1,602 in 2003, 2002 and 2001, respectively	(325)	2	(3,111)

Comprehensive income	$2,972	$3,230	$919

Accumulated comprehensive income (loss)	$(689)	$63	$(18)

The accompanying notes are an integral part of these statements.

PEOPLES COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock	Additional Paid-in capital	Retained earnings	Shares acquired by stock benefit plan	Unrealized gains (losses) on securities designated as available for sale	Total
	(In thousands)
Balance at October 1, 2000	$20	$17,140	$13,974	$(857)	$1,387	$31,664

Issuance of shares in connection with acquisition of Market Financial	5	5,999	—	—	—	6,004
Amortization expense of stock benefit plan	—	—	—	191	—	191
Net earnings for the year ended September 30, 2001	—	—	2,324	—	—	2,324
Unrealized losses on securities designated as available for sale, net of related tax effects	—	—	—	—	(1,405)	(1,405)

Balance at September 30, 2001	25	23,139	16,298	(666)	(18)	38,778

Amortization expense of stock benefit plan	—	649	—	190	—	839
Compensation expense relating to vested stock options	—	143	—	—	—	143
Net earnings for the year ended September 30, 2002	—	—	3,149	—	—	3,149
Unrealized gains on securities designated as available for sale, net of related tax effects	—	—	—	—	81	81

Balance at September 30, 2002	25	23,931	19,447	(476)	63	42,990

Amortization expense of stock benefit plan	—	391	—	190	—	581
Compensation expense relating to vested stock options	—	149	—	—	—	149
Proceeds from exercise of stock options	—	7	—	—	—	7
Net earnings for the year ended September 30, 2003	—	—	3,724	—	—	3,724
Unrealized losses on securities designated as available for sale, net of related tax effects	—	—	—	—	(752)	(752)

Balance at September 30, 2003	$25	$24,478	$23,171	$(286)	$(689)	$46,699

The accompanying notes are an integral part of these statements.

PEOPLES COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2003	2002	2001
	(In thousands)

Cash flows provided by (used in) operating activities:
Net earnings for the year	$3,724	$3,149	$2,324
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	1,058	264	(436)
Amortization of deferred loan origination fees	(1,574)	(716)	(311)
Amortization expense of stock benefit plan	581	839	191
Compensation expense related to vested stock options	149	143	—
Amortization and other charges related to goodwill	—	1,456	1,858
Reduction of goodwill associated with sale of loans and deposits	1,650	—	—
Depreciation and amortization	879	967	353
Provision for losses on loans	4,198	5,265	2,449
Federal Home Loan Bank stock dividends	(414)	(430)	(528)
Dividends on investment securities	(39)	—	—
(Gain) loss on sale of securities	(493)	3	(4,713)
Gain on sale of branch	(148)	(2,140)	—
Increase (decrease) in cash, net of acquisitions, due to changes in:
Accrued interest receivable on loans	316	(179)	(366)
Accrued interest receivable on investments and mortgage-backed securities	(403)	(58)	195
Prepaid expenses and other assets	134	(3,916)	87
Accrued interest payable	(134)	652	(597)
Other liabilities	(119)	(132)	976
Federal income taxes
Current	(1,657)	3,583	2,072
Deferred	(878)	(2,369)	(1,044)
Net cash provided by operating activities	6,830	6,381	2,510

Cash flows provided by (used in) investing activities:
Purchases of investment securities	(1,000)	—	—
Proceeds from maturity of investment securities	—	—	10,500
Proceeds from sale of investment securities designated as available for sale	32	—	4,167
Purchase of mortgage-backed securities	(208,079)	(20,264)	—
Principal repayments on mortgage-backed securities	23,032	1,730	26,612
Proceeds from sale of mortgage-backed securities designated as available for sale	68,357	3,520	71,727
Proceeds from sale of real estate acquired through foreclosure	65	—	—
Proceeds from sale of loan participations	10,180	6,738	2,747
Principal repayments on loans	247,086	153,207	92,571
Loan disbursements	(278,573)	(261,576)	(241,112)
Purchase of office premises and equipment	(2,132)	(2,002)	(4,358)
Proceeds from sale of branch	—	3,572	—
Purchase of Federal Home Loan Bank stock	—	(970)	—
Proceeds from redemption of Federal Home Loan Bank stock	100	—	—
Increase in certificates of deposit in other financial institutions	(221)	—	—
Cash received from branch acquisition transaction - net	19,730	—	—
Cash received in acquisition of Kenwood Bancorp, Inc. - net	—	2,042	—
Acquisition of Market Financial Corporation common stock - net	—	—	(1,010)
Net cash used in investing activities	(121,423)	(114,003)	(38,156)

Net cash used in operating and investing activities (balance carried forward)	(114,593)	(107,622)	(35,646)

	Year ended September 30,
	2003	2002	2001
	(In thousands)
Net cash used in operating and investing activities (balance brought forward)	$(114,593)	$(107,622)	$(35,646)

Cash flows provided by (used in) financing activities:
Net increase in deposit accounts	31,209	97,551	40,007
Proceeds from Federal Home Loan Bank advances and other borrowings	162,950	79,250	85,500
Repayment of Federal Home Loan Bank advances	(96,000)	(69,289)	(80,000)
Proceeds from issuance of junior subordinated debentures	—	12,500	—
Net increase (decrease) in advances by borrowers for taxes and insurance	(187)	(348)	107
Proceeds from exercise of stock options	7	—	—
Net cash provided by financing activities	97,979	119,664	45,614

Net increase (decrease) in cash and cash equivalents	(16,614)	12,042	9,968

Cash and cash equivalents at beginning of year	26,637	14,595	4,627

Cash and cash equivalents at end of year	$10,023	$26,637	$14,595

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal income taxes	$4,530	$2,600	$1,000

Interest on deposits and borrowings	$18,206	$14,833	$16,023

Supplemental disclosure of noncash investing activities:
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$(752)	$81	$(1,405)

Transfers from loans to real estate acquired through foreclosure	$2,863	$620	$197

Loans disbursed to facilitate sale of real estate acquired through foreclosure	$2,325	$191	$412

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$148	$—	$—

Fair value of assets received in acquisition of:
Market Financial Corporation	$—	$—	$56,672

Kenwood Bancorp, Inc.	$—	$56,550	$—

Ameriana branch acquisition	$34,440	$—	$—

The accompanying notes are an integral part of these statements.

PEOPLES COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Peoples Community Bancorp, Inc. (the “Corporation”) was formed in March 2000, coincident with the mutual-to-stock conversion of Peoples Community Bank (“Peoples” or the “Bank”), its wholly-owned subsidiary.

On March 30, 2001, the Corporation acquired Market Financial Corporation (“Market”) for consideration of $7.8 million in cash and 527,930 shares of the Corporation’s common stock.  Under the terms of the agreement, each share of Market’s common stock was exchanged for cash and/or shares of the Corporation totaling $13.00 per share.  The acquisition was accounted for using the purchase method of accounting, consequently prior period amounts were not restated.

On January 18, 2002, the Bank sold $11.0 million in total loans and $9.9 million in total deposits to another financial institution pursuant to a Purchase and Assumption Agreement.  These assets and liabilities had been assigned to the Bank’s branch office located in Blanchester, Ohio.

On April 26, 2002, the Corporation completed its acquisition of Kenwood Bancorp, Inc. for consideration of $25.22 per outstanding share, totaling $7.9 million in cash.  Kenwood was merged with and into the Corporation and Kenwood’s wholly-owned banking subsidiary, Kenwood Savings Bank, became a wholly-owned subsidiary of Peoples.  The Corporation acquired $56.6 million in total assets and recorded approximately $3.4 million in goodwill as a result of the transaction.

On July 25, 2003, the Bank sold the Kenwood Savings Bank charter, along with $10.0 million in deposits and $10.1 million of loans, to Fort Washington Trust Company, a subsidiary of Western and Southern Life Insurance Company, for total cash consideration of $1.7 million.

On September 26, 2003, the Bank acquired two Ohio branch offices from Ameriana Bank and Trust, including $32.8 million in loans and $55.6 million in deposits.  The Bank recorded approximately $2.3 million in goodwill as a result of this transaction.

The Corporation is a savings and loan holding company whose activities are primarily limited to holding the stock of the Bank.  Peoples conducts a general banking business in southwestern Ohio which consists of attracting deposits from the general public and primarily applying those funds to the origination of loans for residential, consumer and nonresidential purposes.  Peoples’ profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds).  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest rates paid or received by Peoples can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.

The consolidated financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general accounting practices within the financial services industry.  In preparing consolidated financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from such estimates.

The following is a summary of the Corporation’s significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

1.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, Peoples and Peoples Bancorp Capital Trust I.  The fiscal year ended September 30, 2002, also included Peoples’ wholly-owned subsidiary, Kenwood Savings Bank.  All significant intercompany balances and transactions have been eliminated.

2.  Investment Securities and Mortgage-Backed Securities

The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  SFAS No. 115 requires that investments in debt and equity securities be categorized as held-to-maturity, trading, or available for sale.  Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity.  Securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to stockholders’ equity.

Realized gains and losses on sales of securities are recognized using the specific identification method.

3.  Loans Receivable

Loans receivable are stated at the principal amount outstanding, adjusted for deferred loan origination fees and the allowance for loan losses.  Interest is accrued as earned unless the collectibility of the loan is in doubt.  Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management’s periodic evaluation.  The allowance is established by a charge to interest income equal to all interest previously accrued.  Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal.  In this case the loan is returned to accrual status.  If the ultimate collectibility of principal is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

During fiscal 2003, Peoples sold loans as a part of the Kenwood Savings Bank charter sale transaction, retaining servicing on the loans sold.

Peoples accounts for mortgage servicing rights pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which requires that Peoples recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired.  An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to mortgage servicing rights.

SFAS No. 140 requires that capitalized mortgage servicing rights be assessed for impairment.  Impairment is measured based on fair value.  The mortgage servicing rights recorded by the Peoples, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate.  Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio.  Earnings were projected from a variety of sources, including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans.  The present value of future earnings is the “economic” value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

The Bank recorded amortization related to mortgage servicing rights totaling $37,000 for the fiscal year ended September 30, 2003.  At September 30, 2003, the fair value and carrying value of the Bank’s mortgage servicing rights totaled approximately $111,000.  No mortgage servicing rights existed at September 30, 2002.

4.  Loan Origination Fees

Peoples accounts for loan origination fees in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.”  Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments.  Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs of originating a loan, i.e., principally actual personnel costs.  Fees received for loan commitments that are expected to be drawn upon, based on Peoples’ experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method.  Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

5.  Allowance for Loan Losses

It is Peoples’ policy to provide valuation allowances for estimated losses on loans based on past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area.  When the collection of a loan becomes doubtful, or otherwise troubled, Peoples records a loan charge-off equal to the difference between the fair value of the property securing the loan and the loan’s carrying value.  Major loans (including development projects) and major lending areas are reviewed periodically to determine potential problems at an early date.  The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

Peoples accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loan’s observable market price or fair value of the collateral.  Peoples’ current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value.

A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In applying the provisions of SFAS No. 114, the Bank considers its investment in one- to four-family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment.  With respect to Peoples’ investment in multi-family, nonresidential real estate and land loans, and its evaluation of impairment thereof, such loans are collateral dependent, and as a result, are carried as a practical expedient at the lower of cost or fair value.  With respect to the Bank’s investment in unsecured commercial lines of credit, impairment is measured based upon the present value of expected future cash flows.

It is Peoples’ policy to charge off unsecured credits that are more than ninety days delinquent.  Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

Information with respect to the Bank’s impaired loans at and for the years ended September 30, 2003 and 2002 is presented below.  Peoples had no loans defined as impaired under SFAS No. 114 at September 30, 2001.

	2003	2002
	(In thousands)

Impaired loans with related allowance	$7,822	$6,312
Impaired loans with no related allowance	—	—

Total impaired loans	$7,822	$6,312

Allowance for losses on impaired loans
Beginning balance	$679	$—
Provision for losses on loans	27	679
Charge-offs	(40)	—

Ending balance	$666	$679

Average recorded investment in impaired loans	$8,853	$2,352

Interest income recognized on impaired loans	$172	$211

The allowance for impaired loans is included in the Bank’s overall allowance for loan losses.

6.  Office Premises and Equipment

Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets.  Maintenance, repairs and minor renewals are expensed as incurred.  For financial reporting, depreciation and amortization are provided on the straight-line and accelerated methods over the useful lives of the assets, estimated to be forty to fifty years for buildings, ten to fifty years for building improvements, and three to ten years for furniture and equipment.  An accelerated method is used for tax reporting purposes.

7.  Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure is carried at the lower of the loan’s unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition.  Real estate loss provisions are recorded if the properties’ fair value subsequently declines below the amount determined at the recording date.  In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized.  Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

8.  Goodwill

Prior to adoption of SFAS No. 142, goodwill was amortized over a ten year period using the straight-line method.  Management had periodically evaluated the carrying value of intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.  During fiscal 2002, the Corporation recorded a charge to goodwill totaling $1.0 million following a review of diminished net interest income arising from loans and deposits acquired in the fiscal 2000 purchase of Harvest Home Financial Corporation.

During fiscal 2003, the Bank acquired two branch offices from another financial institution resulting in recognition of $2.3 million in goodwill.  Additionally, the Bank sold its Kenwood Savings Bank charter, resulting in a write-off of approximately $1.7 million of goodwill related to the fiscal 2002 acquisition of Kenwood.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Intangible Assets,” which prescribes accounting for all purchased goodwill and intangible assets.  Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises.  Goodwill has been assigned to the Bank as the reporting unit that is expected to benefit from the goodwill.

Peoples evaluated the unamortized goodwill balance of $5.5 million during fiscal 2003 in accordance with the provisions of SFAS No. 142.  The evaluation showed no indication of impairment.  The adoption of SFAS No. 142 has resulted in the elimination of annual goodwill amortization of approximately $460,000.

The following table displays the pro forma effects on net earnings and earnings per share as if SFAS No. 142 had been applicable to the fiscal years ended September 30, 2002 and 2001.

	For the year ended September 30,
	2003	2002	2001
	(In thousands, except per share amounts)

Reported net earnings	$3,724	$3,149	$2,324

Add back: goodwill amortization	—	460	460

Adjusted net earnings	$3,724	$3,609	$2,784

Basic earnings per share:
Reported net earnings	$1.51	$1.29	$1.08
Goodwill amortization	—	.19	.21

Adjusted net earnings	$1.51	$1.48	$1.29

Diluted earnings per share:
Reported net earnings	$1.48	$1.27	$1.08
Goodwill amortization	—	.19	.21

Adjusted net earnings	$1.48	$1.46	$1.29

9.  Federal Income Taxes

The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods.  Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income.  A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income.  Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

The Corporation’s principal temporary differences between pretax financial income and taxable income result from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, deferred compensation and stock benefit plans, the general loan loss allowance, percentage of earnings bad debt deductions and purchase price adjustments resulting from acquisitions.  Additional temporary differences result from depreciation computed using accelerated methods for tax purposes.

10.  Benefit Plans

Peoples has a noncontributory unfunded retirement plan that covers all members of its Board of Directors.  Peoples’ policy is to maintain an accrued liability equal to the present value of benefits computed using a predetermined annual benefit amount at retirement.  The plan provided that each director was vested at 65% upon adoption with an additional vesting of 15% after three years and 5% per year thereafter until 100% vesting is reached.  During fiscal 2001, the plan was amended to provide for total vesting for all participants.  The provision for directors retirement expense totaled $84,000, $84,000 and $547,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

The Corporation has an Employee Stock Ownership Plan (“ESOP”) which provides retirement benefits for substantially all full-time employees who have completed one year of service.  The Corporation accounts for the ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  SOP 93-6 requires that compensation expense recorded by employers equal the fair value of ESOP shares allocated to participants during a given fiscal year.  Expense recognized related to the ESOP totaled $438,000, $361,000 and $292,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

The Corporation also has a Management Recognition Plan (“MRP”) which provides for awards of up to 79,109 shares of the Corporation’s common stock to members of the Board of Directors, management and employees.  As of September 30, 2003, the MRP had awarded 57,241 cumulative shares to members of the Board of Directors, management and employees.  Common shares awarded to outside members of the Board of Directors were fully expensed in fiscal 2001, while shares awarded to members of management and employees will vest over a five year period beginning with the date of the award.  Shares awarded under the MRP are distributed from previously authorized but unissued shares.  Shares distributed to recipients of the awards totaled 16,120 shares as of September 30, 2003.  The Corporation recorded expense related to the MRP totaling approximately $128,000, $129,000 and $346,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

11.  Stock Option Plan

During fiscal 2001 the Board of Directors adopted the Peoples Community Bancorp, Inc. Stock Option and Incentive Plan (the “Plan”) that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant.  Through September 30, 2003, the Corporation had granted 144,996 shares, net of forfeitures, under the Plan.  The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant.  The remaining shares in the Plan may be granted to employees in increments of 20% per year based on management’s discretion.

The Corporation accounts for the Plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period.  Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

In fiscal 2001, the Corporation applied APB Opinion No. 25 and related Interpretations in accounting for the Plan.  Accordingly, no compensation cost had been recognized for the Plan.  Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Corporation’s net earnings and earnings per share would have been reported as the pro forma amounts indicated below:

		For the year ended September 30, 2001

Net earnings (In thousands)	As reported	$2,324
	Stock-based compensation, net of tax	(88)
	Pro-forma	$2,236

Earnings per share
Basic	As reported	$1.08
	Stock-based compensation, net of tax	(.04)
	Pro-forma	$1.04

Diluted	As reported	$1.08
	Stock-based compensation, net of tax	(.04)
	Pro-forma	$1.04

Beginning with fiscal 2002, the Corporation elected to record the expense related to the vesting of its stock options in accordance with the provisions of SFAS No. 123.  Total expense recognized related to stock options amounted to $149,000 and $143,000 for the fiscal years ended September 30, 2003 and 2002, respectively.

The fair value of stock option grants are estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2003, 2002 and 2001:  no dividend yield; expected volatility of 21.4%, 20.0% and 20.0%, respectively; a risk-free interest rate of 3.6%, 2.0% and 4.0%, respectively, and an expected life of ten years for all grants.

A summary of the status of the Plan as of and for the fiscal years ended September 30 is presented below:

	2003		2002		2001
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	120,329	$15.34	94,861	$14.00	—	$—
Granted	26,391	23.22	25,728	20.25	94,861	14.00
Exercised	(468)	14.00	—	—	—	—
Forfeited	(1,724)	17.99	(260)	14.00	—	—

Outstanding at end of year	144,528	$16.75	120,329	$15.34	94,861	$14.00

Options exercisable at year-end	42,152	$14.73	18,924	$14.00	—	$—

Weighted-average fair value of options granted during the year		$9.41		$6.19		$5.70

The following information applies to options outstanding at September 30, 2003:

Number outstanding	118,137
Range of exercise prices	$14.00 - $20.25

Number outstanding	26,391
Range of exercise prices	$23.22

Weighted-average exercise price	$16.75
Weighted-average remaining contractual life	8.3 years

12.  Earnings Per Share

Basic earnings per share for the fiscal years ended September 30, 2003, 2002 and 2001 is based upon the weighted-average shares outstanding during the year, less 28,560, 47,600 and 85,680 unallocated ESOP shares, respectively.  Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation’s stock option plan.  The computations were as follows:

	2003	2002	2001
Weighted-average common shares outstanding (basic)	2,474,673	2,447,984	2,147,132
Dilutive effect of assumed exercise of stock options	39,490	29,796	9,486
Weighted-average common shares outstanding (diluted)	2,514,163	2,477,780	2,156,618

Options to purchase 26,391 shares of common stock at a weighted-average exercise price of $23.22 were outstanding at September 30, 2003, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

13.  Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value.  For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows.  Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2003 and 2002:

Cash and cash equivalents:  The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

Investment and mortgage-backed securities:  For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

Loans receivable:  The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential, nonresidential real estate and unsecured commercial loans.  These loan categories were further delineated into fixed-rate and adjustable-rate loans.  The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.  For consumer and other loans, fair values were deemed to equal the historic carrying values.  The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

Federal Home Loan Bank stock:  The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

Deposits:  The fair value of checking accounts, savings accounts, money market demand and escrow deposits is deemed to approximate the amount payable on demand.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities.

Other borrowed money:  The fair value of other borrowed money is estimated using the rates currently offered for similar borrowings of similar remaining maturities.

Subordinated debentures:  The fair value of the Corporation’s subordinated debentures has been estimated using discounted cash flow analysis, based on the interest rates currently offered for instruments of similar remaining maturities.

Commitments to extend credit:  For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At September 30, 2003 and 2002, the difference between the fair value and notional amount of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments at September 30 are as follows:

	2003		2002
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Financial assets
Cash and cash equivalents	$10,244	$10,244	$26,637	$26,637
Investment securities	2,156	2,156	1,231	1,231
Mortgage-backed securities	133,828	133,828	18,763	18,763
Loans receivable	554,351	568,016	504,012	527,766
Federal Home Loan Bank stock	10,221	10,221	9,907	9,907

	$710,800	$724,465	$560,550	$584,304
Financial liabilities
Deposits	$455,900	$464,207	$369,080	$376,680
Advances from the Federal Home Loan Bank	218,500	227,295	152,500	153,266
Other borrowed money	1,400	1,400	450	450
Subordinated debentures	12,500	13,313	12,500	12,508

	$688,300	$706,215	$534,530	$542,904

14.  Capitalization

The Corporation’s authorized capital stock includes 1,000,000 shares of $.01 per share par value voting preferred stock.  No preferred shares have been issued at September 30, 2003 and 2002.

15.  Advertising

Advertising costs are expensed when incurred.  The Corporation’s advertising expense totaled $360,000, $174,000 and $139,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

16.  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of less than ninety days.

17.  Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 consolidated financial statement presentation.

18.  Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121.  Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value.  Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability.  An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  Management adopted SFAS No. 144 effective October 1, 2002, without material effect on the Corporation’s financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Corporation’s financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Accounting for Certain Financial Institutions:  An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking and Thrift Institutions,” except for transactions between mutual enterprises.  Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business.  Otherwise, the acquisition should be accounted for as the acquisition of net assets.

SFAS No. 147 also amends the scope of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

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

Management adopted SFAS No. 147 on October 1, 2002, without material effect on the Corporation’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years beginning after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  Management elected to record expense related to stock options beginning in fiscal 2002 and, as a result, adoption of SFAS No. 148 did not have a material effect on the Corporation’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Bank has financial letters of credit which require the Bank to make payment if the customer’s financial condition deteriorates, as defined in the agreements.  FIN 45 requires the Bank to record an initial liability, generally equal to the fees received for these letters of credit when guaranteeing obligations.  FIN 45 applies prospectively to letters of credit the Bank issues or modifies subsequent to December 31, 2002.

The Bank defines the initial fair value of these letters of credit as the fee received from the customer.  The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 was $874,000 and they expire through fiscal 2006.  Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Corporation adopted the provisions of FIN 46 effective January 31, 2003, without material effect on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133’s conclusions, were considered by the Board to be preferable; amends SFAS No. 133’s discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date.  Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the Corporation’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings.  SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Corporation).  The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption.  Restatement of prior periods is not permitted.  Management adopted SFAS No. 150 effective July 1, 2003, without material effect on the Corporation’s financial position or results of operations.

NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2003 and 2002, are summarized as follows:

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:

FHLMC stock	$1,391	$—	$268	$1,123
Mutual funds	1,039	—	6	1,033

	$2,430	$—	$274	$2,156

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:

FHLMC stock	$1,391	$—	$192	$1,199
Other equity securities	29	3	—	32

	$1,420	$3	$192	$1,231

Proceeds from sales of investment securities amounted to $32,000 for the fiscal year ended September 30, 2003, resulting in gross realized gains totaling $4,000.

Proceeds from sales of investment securities amounted to $4.2 million for the fiscal year ended September 30, 2001, resulting in gross realized gains totaling $2.5 million.

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at September 30, 2003 and 2002, are summarized as follows:

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation participation certificates	$94,295	$—	$590	$93,705
Federal National Mortgage Association participation certificates	40,303	—	180	40,123

	$134,598	$—	$770	$133,828

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
Government National Mortgage Association participation certificates	$18,479	$284	$—	$18,763

The amortized cost of mortgage-backed securities, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

	September 30,
	2003	2002
	(In thousands)

Due in three to five years	$—	$8,681
Due in five to ten years	33,179	9,798
Due in ten to twenty years	101,419	—

	$134,598	$18,479

Proceeds from sales of mortgage-backed securities amounted to $68.4 million during the fiscal year ended  September 30, 2003, resulting in gross realized gains totaling $489,000.  Proceeds from sales of mortgage-backed securities acquired in the Kenwood acquisition amounted to $3.5 million during the fiscal year ended September 30, 2002, resulting in gross realized gains of $17,000 and gross realized losses of $20,000.  Proceeds from sales of mortgage-backed securities amounted to $71.7 million during the fiscal year ended September 30, 2001, resulting in gross realized gains totaling $2.3 million and gross realized losses totaling $69,000.

At September 30, 2003, People’s had $25.3 million of mortgage-backed securities pledged to secure public deposits, and $49.6 million of mortgage-backed securities pledged to secure advances from the Federal Home Loan Bank.

NOTE C - LOANS RECEIVABLE

The composition of the loan portfolio at September 30 is summarized as follows:

	2003	2002
	(In thousands)
Residential real estate
One- to four-family	$230,775	$296,294
Multifamily	95,459	56,980
Construction	90,788	51,544
Nonresidential real estate and land	131,444	88,029
Nonresidential real estate construction	31,810	38,458
Commercial	29,955	21,280
Consumer and other	11,769	4,265
Total loans receivable	622,000	556,850

Less:
Undisbursed portion of loans in process	55,308	43,144
Deferred loan origination fees	2,597	2,038
Allowance for loan losses	9,744	7,656

Loans receivable - net	$554,351	$504,012

As depicted above, Peoples has continued to change the composition of its loan portfolio from a primary focus on one- to four-family residential loans, to the addition of loans secured by multi-family residential and nonresidential real estate.  One- to four-family residential loans comprised 41.6% and 58.8% of the total net loan portfolio at September 30, 2003 and 2002, respectively.  Multi-family residential loans comprised approximately $95.5 million, or 17.2%, of the net loan portfolio at September 30, 2003, and $57.0 million or 11.3%, of the net loan portfolio at September 30, 2002.  Nonresidential real estate lending comprised approximately $163.3 million, or 29.4%, and $126.5 million, or 25.1%, of the net loan portfolio at September 30, 2003 and September 30, 2002, respectively.  Generally, real estate loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided Peoples with adequate collateral coverage in the event of default.  Nevertheless, Peoples, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of southwestern Ohio, thereby impairing collateral values.  However, management believes that real estate values in Peoples’ primary lending area are presently stable.

In the ordinary course of business, Peoples has granted loans to some of its directors, officers and their related business interests.  All loans to related parties have been made on substantially the same terms as those prevailing at the time for unrelated third parties.  The aggregate dollar amount of loans to executive officers and directors was approximately $893,000 and $1.2 million at September 30, 2003 and 2002, respectively.  During the fiscal year ended September 30, 2003, there were no loans originated to executive officers and directors, while principal repayments of $265,000 were received from executive officers and directors.

NOTE D - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is summarized as follows for the fiscal years ended September 30:

	2003	2002	2001
	(In thousands)

Balance at beginning of year	$7,656	$3,662	$762
Provision for losses on loans	4,198	5,265	2,449
Charge-off of loans	(2,122)	(1,547)	—
Recoveries	12	—	—
Allowance resulting from acquisition of Market - net	—	—	451
Allowance resulting from acquisition of Kenwood - net	—	276	—

Balance at end of year	$9,744	$7,656	$3,662

At September 30, 2003, the Bank’s allowance for loan losses was solely general in nature and is includible as a component of regulatory risk-based capital, subject to certain percentage limitations.

At September 30, 2003, 2002 and 2001, the Bank’s nonperforming loans, including impaired loans, totaled $9.6 million, $7.5 million and $783,000, respectively.  Interest income which would have been recognized if such loans had performed pursuant to contractual terms totaled approximately $266,000, $343,000 and $27,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

NOTE E - OFFICE PREMISES AND EQUIPMENT

Office premises and equipment are comprised of the following at September 30:

	2003	2002
	(In thousands)

Land and improvements	$3,858	$2,563
Office buildings and improvements	9,237	8,010
Furniture, fixtures and equipment	3,837	3,397
	16,932	13,970
Less accumulated depreciation	3,876	2,997

	$13,056	$10,973

During fiscal 2002, the Corporation committed to begin construction of four new branch office facilities located in southwestern Ohio.  Two of the new offices replaced existing branch buildings and were completed and opened in the third and fourth quarter of fiscal 2003.  The cost of these two projects amounted to approximately $2.1 million.  During the fourth quarter of fiscal 2003, the Corporation began construction of a branch office in Warren County.  This office is expected to be completed in the second quarter of fiscal 2004 at an estimated cost of $1.2 million.   A commitment was also made during fiscal 2003 to construct a new office in Butler County with expected completion in the third quarter of fiscal 2004.  The cost of this project is estimated at $3.2 million.

NOTE F - DEPOSITS

Deposits consist of the following major classifications at September 30:

Deposit type and weighted-average	2003		2002
interest rate	Amount	%	Amount	%
	(Dollars in thousands)

Non-interest bearing checking accounts	$9,266	2.0%	$6,075	1.6%
Checking accounts - 1.38% in 2003 and 1.51% in 2002	29,602	6.5	17,220	4.7
Savings accounts - 1.39% in 2003 and 2.98% in 2002	134,767	29.6	87,193	23.7
Money market demand deposit - 1.26% in 2003 and 2.51% in 2002	37,382	8.2	29,265	7.9
Total demand, transaction and passbook deposits	211,017	46.3	139,753	37.9

Certificates of deposit:
Original maturities of:
Less than 12 months 1.95% in 2003 and 2.92% in 2002	23,543	5.1	53,674	14.5
12 months to 36 months 3.06% in 2003 and 3.87% in 2002	131,652	28.9	114,171	30.9
More than 36 months 5.05% in 2003 and 5.44% in 2002	45,404	10.0	36,493	9.9
Individual retirement accounts 4.44% in 2003 and 4.99% in 2002	44,284	9.7	24,989	6.8

Total certificates of deposit	244,883	53.7	229,327	62.1

Total deposits	$455,900	100.0%	$369,080	100.0%

At September 30, 2003 and 2002, Peoples had certificate of deposit accounts with balances greater than $100,000 totaling $46.2 million and $55.2 million, respectively.

Interest expense on deposit accounts is summarized as follows for the fiscal years ended September 30:

	2003	2002	2001
	(In thousands)

Checking accounts	$207	$218	$111
Savings and escrow accounts	2,459	1,392	768
Money market demand deposit accounts	604	776	818
Certificates of deposit	7,990	8,078	7,279

	$11,260	$10,464	$8,976

Maturities of outstanding certificates of deposit are summarized as follows at September 30:

	2003	2002
	(In thousands)

Less than one year	$125,197	$123,283
One year to three years	67,782	67,151
Over three years	51,904	38,893

	$244,883	$229,327

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank, collateralized at September 30, 2003 by pledges of certain residential mortgage loans totaling $215.5 million, certain mortgage backed securities totaling $49.6 million, and Peoples’ investment in Federal Home Loan Bank stock, are summarized as follows:

	Maturing fiscal	September 30,
Interest Rate	year ending in	2003	2002
		(Dollars in thousands)

1.10%	2004	$66,000	$—
5.22%	2008	1,500	1,500
3.97% - 4.13%	2011	1,000	1,000
3.58% - 4.24%	2012	150,000	150,000

		$218,500	$152,500

Weighted-average interest rate		3.08%	3.93%

NOTE H - OTHER BORROWED MONEY

The Corporation has a $10.0 million line of credit with another financial institution, with interest payable at LIBOR plus 150 basis points.  At September 30, 2003 and 2002, the Corporation had $1.4 million and $450,000 outstanding at an interest rate of 2.62% and 3.31%, respectively.  This line of credit expires in the second quarter of fiscal 2004.  The loan is secured by the outstanding shares of the Bank.

NOTE I - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEBENTURES

In November 2001, a Delaware trust owned by the Corporation (the “Trust”), issued $12.5 million of mandatorily redeemable debt securities.  The debt securities issued by the Trust are included in the Corporation’s regulatory capital, specifically as a component of Tier I capital.  The subordinated debentures are the sole assets of the Trust, and the Corporation owns all of the common securities of the Trust.  Interest payments on the debt securities are made semi-annually at an annual variable interest rate equal to the six-month LIBOR rate plus 375 basis points, or equal to 4.81% and 5.78% at September 30, 2003 and 2002, respectively, and are reported as a component of interest expense on borrowings.  The net proceeds received by the Corporation from the sale of the debt securities were used for general corporate purposes, including to facilitate the growth of the Bank.

NOTE J - COMMITMENTS

Peoples is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit.  Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition.  The contract or notional amounts of the commitments reflect the extent of Peoples’ involvement in such financial instruments.

Peoples’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  Peoples uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

At September 30, 2003, Peoples had commitments to originate loans totaling $16.3 million, commitments for unused lines of credit under home equity loans totaling $23.8 million, commitments for unused commercial lines of credit totaling $2.6 million, and commitments for letters of credit under commercial loans totaling $1.0 million.  Management believes that such loan commitments are able to be funded through normal cash flow from operations.  Fees received in connection with the commitments to originate loans have not been recognized in earnings.  Additionally, Peoples had commitments to purchase mortgage-backed securities totaling $70.0 million at September 30, 2003.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Peoples evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if it is deemed necessary by Peoples upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral on loans may vary but the preponderance of loans granted generally include a mortgage interest in real estate as security.

Peoples had also entered into lease agreements for office premises under operating leases which expire at various dates through 2012.  The following table summarizes minimum payments due under lease agreements by year.

Year ending September 30,	(Dollars in thousands)

2004	$123
2005	123
2006	119
2007	113
2008	100
2009 and thereafter	333

$911

NOTE K - FEDERAL INCOME TAXES

Federal income taxes differ from the amounts computed at the statutory corporate tax rate for the fiscal years ended September 30 as follows:

	2003	2002	2001
	(Dollars in thousands)

Federal income taxes at statutory rate	$1,920	$1,884	$1,574
Increase in taxes resulting from:
Amortization and other charges related to goodwill	—	495	590
Nondeductible merger-related expenses	—	—	108
Other	2	13	32
Federal income taxes per consolidated financial statements	$1,922	$2,392	$2,304

Effective tax rate	34.0%	43.2%	49.8%

The composition of the Corporation’s net deferred tax asset at September 30 is as follows:

	2003	2002
	(In thousands)
Taxes (payable) refundable on temporary differences at estimated corporate tax rate:
Deferred tax assets:
General loan loss allowance	$3,313	$2,603
Deferred compensation	493	488
Stock benefit plans	22	103
Deferred loan origination fees	883	693
Unrealized losses on securities designated as available for sale	355	—
Other	—	14
Total deferred tax assets	5,066	3,901

Deferred tax liabilities:
Percentage of earnings bad debt deduction	(36)	(119)
Cash versus accrual basis of accounting	(70)	(156)
Federal Home Loan Bank stock dividends	(1,096)	(989)
Book/tax depreciation differences	(17)	(26)
Unrealized gains on securities designated as available for sale	—	(32)
Purchase price adjustments	(404)	(404)
Total deferred tax liabilities	(1,623)	(1,726)

Net deferred tax asset	$3,443	$2,175

Prior to fiscal 1997, Peoples was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year.  This deduction totaled approximately $4.9 million as of September 30, 2003.  If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate.  The approximate amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction is $1.6 million.

As a result of fiscal 1997 legislative changes, Peoples is required to recapture as taxable income approximately $1.2 million of its tax bad debt reserve, which represents the post-1987 additions to the reserve, and is unable to utilize the percentage of earnings method to compute its bad debt deduction in the future.  Peoples has provided deferred taxes for this amount and began to amortize the recapture of the bad debt reserve into taxable income over a six year period in fiscal 1999.

NOTE L - REGULATORY CAPITAL

Peoples is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the “OTS”).  Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement.  The tangible capital requirement provides for minimum tangible capital (defined as stockholders’ equity less all intangible assets) equal to 1.5% of adjusted total assets.  The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets, except for those associations with the highest regulatory examination rating and acceptable levels of risk.  The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets.  In computing risk-weighted assets, Peoples multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

During fiscal 2003, the Bank was notified by the OTS that it was categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” the Bank must maintain minimum capital ratios as set forth in the following table.

As of September 30, 2003, Peoples exceeded all capital adequacy requirements to which it was subject.  As of September 30, 2002, Peoples and its subsidiary, Kenwood Savings Bank, exceeded all capital adequacy requirements to which they were subject.

Peoples Community Bank	As of September 30, 2003
	Actual		For capital adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

Tangible capital	$55,081	7.5%	≥$	11,004	≥1.5%	≥$	36,681	≥5.0%

Core capital	$55,081	7.5%	≥$	29,345	≥4.0%	≥$	44,017	≥6.0%

Risk-based capital	$61,429	12.1%	≥$	40,628	≥8.0%	≥$	50,785	≥10.0%

	As of September 30, 2002
	Actual		For capital adequacy purposes			To be “well- capitalized” under prompt corrective action provisions

Amount

Ratio

Amount

Ratio

Amount

Ratio

	(Dollars in thousands)

Tangible capital	$50,793	8.8%	≥$	8,704	≥1.5%	≥$	29,013	≥5.0%

Core capital	$50,793	8.8%	≥$	23,210	≥4.0%	≥$	34,815	≥6.0%

Risk-based capital	$55,689	13.7%	≥$	32,549	≥8.0%	≥$	40,686	≥10.0%

Kenwood Savings Bank	As of September 30, 2002
	Actual		For capital adequacy purposes			To be “well- capitalized” under prompt corrective action provisions

Amount

Ratio

Amount

Ratio

Amount

Ratio

	(Dollars in thousands)

Tangible capital	$4,355	7.7%	≥$	849	≥1.5%	≥$	2,830	≥5.0%

Core capital	$4,355	7.7%	≥$	2,264	≥4.0%	≥$	3,396	≥6.0%

Risk-based capital	$4,456	16.2%	≥$	2,205	≥8.0%	≥$	2,756	≥10.0%

Management believes that, under the current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in the Bank’s market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

NOTE M - CONDENSED FINANCIAL STATEMENTS OF PEOPLES COMMUNITY BANCORP, INC.

The following condensed financial statements summarize the financial position of Peoples Community Bancorp, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the fiscal years ended September 30, 2003, 2002 and 2001.

PEOPLES COMMUNITY BANCORP, INC.

STATEMENTS OF FINANCIAL CONDITION

September 30, 2003 and 2002

(In thousands)

	2003	2002

ASSETS

Cash and cash equivalents

$

31

$

17

Loan receivable from ESOP	286	476
Investment in Peoples Community Bank	60,107	55,857
Accrued interest receivable from ESOP	—	28
Prepaid federal income taxes	665	388

Total assets	$61,089	$56,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$490	$826
Borrowings	1,400	450
Guaranteed preferred beneficial interests in junior subordinated debentures	12,500	12,500
Total liabilities	14,390	13,776

Stockholders’ equity
Common stock and additional paid-in capital	24,217	23,480
Retained earnings	23,171	19,447
Unrealized gains (losses) on securities designated as available for sale, net of tax effects	(689)	63
Total stockholders’ equity	46,699	42,990

Total liabilities and stockholders’ equity	$61,089	$56,766

PEOPLES COMMUNITY BANCORP, INC.

STATEMENTS OF EARNINGS

For the years ended September 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Revenue
Interest income	$2	$66	$68
Equity in earnings of Peoples Community Bank	4,266	3,900	2,324
Total revenue	4,268	3,966	2,392

Expense
Interest expense	575	1,139	—
General and administrative expenses	248	66	68
Total expense	823	1,205	68

Earnings before income tax credits	3,445	2,761	2,324

Federal income tax credits	(279)	(388)	—

NET EARNINGS	$3,724	$3,149	$2,324

PEOPLES COMMUNITY BANCORP, INC.

STATEMENTS OF CASH FLOWS

Years ended September 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001

Cash provided by (used in) operating activities:
Net earnings for the year	$3,724	$3,149	$2,324
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Undistributed earnings of consolidated subsidiary	(4,273)	(3,900)	(2,324)
Increase (decrease) in cash due to changes in:
Other assets	(249)	(410)	(7)
Other liabilities	(336)	59	(125)
Net cash used in operating activities	(1,133)	(1,102)	(132)

Cash flows provided by (used in) investing activities:
Proceeds from repayment of loan to ESOP	190	190	191
Contribution to Peoples Community Bank	—	(12,115)	—
Net cash provided by (used in) investing activities	190	(11,925)	191

Cash flows provided by financing activities:
Proceeds from borrowings	950	450	—
Proceeds from issuance of junior subordinated debentures	—	12,500	—
Proceeds from exercise of stock options	7	—	—

Net cash provided by financing activities	957	12,950	—

Net increase (decrease) in cash and cash equivalents	14	(77)	59

Cash and cash equivalents at beginning of year	17	94	35

Cash and cash equivalents at end of year	$31	$17	$94

The Bank is subject to regulations imposed by the OTS regarding the amount of capital distributions payable by the Bank to the Corporation.  Generally, the Bank’s payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period.  Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation.

Historically, management has carefully managed stockholders’ equity in a manner whereby the Corporation’s capital structure is aligned with the perceived risks inherent in its various lines of business.  In this regard, the Board and management are continually evaluating regulatory capital levels in view of projected growth, as well as changes in the asset mix.  Management strives to maintain excess regulatory capital at all times and, if necessary, will offer additional common shares in the future in order to maintain this capital posture.

NOTE N - BUSINESS COMBINATIONS

On March 30, 2001, the Corporation acquired Market utilizing the purchase method of accounting.  Market was dissolved upon consummation, with Market’s banking subsidiary, Market Bank, merging with and into Peoples.  The results of Market’s operations subsequent to March 30, 2001, are included in the consolidated financial statements.  The Corporation paid $7.8 million in cash and issued 527,930 of its common shares in connection with the acquisition for total consideration of $13.8 million.

On April 26, 2002, the Corporation completed its acquisition of Kenwood Bancorp, Inc. (“Kenwood”) for consideration of $25.22 per outstanding share, totaling $7.9 million in cash.  The results of Kenwood’s operations subsequent to April 26, 2002, are included in the consolidated financial statements.  The Corporation acquired $56.6 million in total assets and recorded approximately $3.4 million in goodwill as part of the transaction.

On September 26, 2003, the Bank acquired two Ohio branch offices from Ameriana Bank and Trust (Ameriana), including $32.8 million in loans and $55.6 million in deposits.  The Bank recorded approximately $2.3 million in goodwill as a result of this transaction.

Each of the foregoing acquisitions focused on increasing the Corporation’s market share and scale of operations, as well as expanding its distribution network within its primary market area.

Presented below are pro-forma condensed statements of condition of Market, Kenwood and Ameriana at the respective acquisition dates, reflecting the allocation of purchase price to major asset and liability caption.

Market	At Acquisition	Pro-Forma Adjustments	Pro-Forma at March 30, 2001
	(In thousands)
	Dr. (Cr.)

Cash, investments and mortgage-backed securities	$16,421	$(7,844)	$8,577
Loans receivable, net	37,463	—	37,463
Office premises and equipment	1,414	—	1,414
Other assets	354	—	354
Goodwill	—	123	123

Total assets	$55,652	$(7,721)	$47,931

Deposits	$41,703	$—	$41,703
Other liabilities	224	—	224
Total liabilities	41,927	—	41,927

Stockholders’ equity	13,725	7,721	6,004

Total liabilities and stockholders’ equity	$55,652	$—	$47,931

Kenwood	At Acquisition	Pro-Forma Adjustments	Pro-Forma at April 26, 2002
	(In thousands) Dr. (Cr.)

Cash, investments and mortgage-backed securities	$13,731	$(7,944)	$5,787
Loans receivable, net	40,260	—	40,260
Office premises	1,647	24	1,671
Other assets	912	—	912
Goodwill	—	3,442	3,442

Total assets	$56,550	$(4,478)	$52,048

Deposits	$48,442	$—	$48,442
Advances	2,989	—	2,989
Other liabilities	641	—	641
Total liabilities	52,072	—	52,072

Stockholders’ equity	4,478	(4,478)	—

Total liabilities and stockholders’ equity	$56,550	$(4,478)	$52,072

Ameriana	At Acquisition	Pro-Forma Adjustments	Pro-Forma at September 26, 2003
		(In thousands)
		Dr. (Cr.)

Cash and investments	$19,382	$—	$19,382
Loans, net	28,919	3,909	32,828
Office premises and equipment	541	288	829
Other assets	259	—	259
Goodwill	—	2,303	2,303

Total assets	$49,101	$6,500	$55,601

Deposits	$55,601	$—	$55,601

Presented below are pro-forma condensed consolidated statements of earnings which have been prepared as if the Ameriana transaction had been consummated as of the beginning of each of the fiscal years ended September 30, 2003 and 2002, as if the Kenwood acquisition had been consummated as of the beginning of each of the fiscal years ended September 30, 2002 and 2001, and as if the Market acquisition had been consummated as of the beginning of the fiscal year ended September 30, 2001.

	2003	2002	2001
	(In thousands)
	(Unaudited)

Total interest income	$39,481	37,918	30,903
Total interest expense	19,431	18,529	18,918
Net interest income	20,050	19,389	11,985

Provision for losses on loans	4,198	5,265	2,614
Other income	1,251	2,687	5,201
General, administrative and other expense	11,291	10,982	10,092
Earnings before income taxes	5,812	5,829	4,480

Federal income taxes	1,978	2,487	2,272

Net earnings	$3,834	$3,342	$2,208

Pro-forma basic earnings per share	$1.55	$1.37	$0.92

Pro-forma diluted earnings per share	$1.52	$1.34	$0.91

NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the Corporation’s quarterly results for the fiscal years ended September 30, 2003 and 2002.  Certain amounts, as previously reported, have been reclassified to conform to the 2003 presentation.

	Three Months Ended
2003:	December 31,	March 31,	June 30,	September 30,
	(In thousands, except per share data)

Total interest income	$9,543	$9,277	$9,292	$9,057
Total interest expense	4,833	4,616	4,603	4,020

Net interest income	4,710	4,661	4,689	5,037
Provision for losses on loans	1,051	1,059	1,188	900
Other income	152	133	644	322
General, administrative and other expense	2,345	2,529	2,681	2,949

Earnings before income taxes	1,466	1,206	1,464	1,510
Federal income taxes	500	410	498	514

Net earnings	$966	$796	$966	$996

Earnings per share
Basic	$.39	$.32	$.39	$.41

Diluted	$.39	$.32	$.38	$.39

	Three Months Ended
2002:	December 31,	March 31,	June 30,	September 30,
	(In thousands, except per share data)

Total interest income	$7,666	$7,973	$8,667	$9,406
Total interest expense	3,707	3,462	3,798	4,631

Net interest income	3,959	4,511	4,869	4,775
Provision for losses on loans	1,057	1,412	1,300	1,496
Other income	284	1,628	291	306
General, administrative and other expense	2,234	3,074	2,412	2,097

Earnings before income taxes	952	1,653	1,448	1,488
Federal income taxes	367	941	530	554

Net earnings	$585	$712	$918	$934

Earnings per share
Basic	$.25	$.29	$.38	$.37

Diluted	$.25	$.29	$.37	$.36

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

Report of Independent Certified Public Accountants.

Consolidated Statements of Financial Condition as of September 30, 2003 and 2002.

Consolidated Statements of Earnings for the Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

The following exhibits are filed as part of the Form 10-K/A, and this list includes the Exhibit Index:

No.	Exhibits
3.1	Articles of Incorporation of Peoples Community Bancorp, Inc.*
3.2	Bylaws of Peoples Community Bancorp, Inc.*
4	Stock Certificate of Peoples Community Bancorp, Inc.**
13	Annual Report to Stockholders for the Year Ended September 30, 2003***
21	List of Subsidiaries (See “Item I. Business - Subsidiaries” in this Form 10-K)***
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*  Incorporated herein by reference to Peoples’ Proxy Statement dated January 28, 2002.

**  Incorporated herein by reference to Peoples’ Registration Statement on Form S-1 filed with the SEC on December 17, 1999.

***  Incorporated herein by reference to Peoples’ Form 10-K for the year ended September 30, 2003 filed with the SEC on December 29, 2003.

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

PEOPLES COMMUNITY BANCORP, INC.

March 8, 2004	By:	/s/ Jerry D. Williams
Jerry D. Williams
President, Chief Executive Officer and Director

March 8, 2004	By:	/s/ Teresa A. O’Quinn
Teresa A. O’Quinn
Chief Financial Officer
(principal financial and accounting officer)