Form 10-Q
period 2004-03-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2004-05-14
CIK 1100983

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

                                  OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949


                   PEOPLES COMMUNITY BANCORP, INC.
______________________________________________________________________________
        (Exact name of registrant as specified in its charter)



           Maryland                                   31-1686242
______________________________________________________________________________
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)



          6100 West Chester Road, West Chester, Ohio  45069
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

Yes [X]   No  [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ---    ---

As of May 11, 2004, the latest practicable date, 3,887,762 shares of the registrant's common stock, no par value, were issued and outstanding.


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














                    PEOPLES COMMUNITY BANCORP, INC.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (In thousands, except share data)

                                                                            March 31,   September 30,
     ASSETS                                                                      2004            2003
Cash and due from banks                                                    $    9,885      $    4,905
Interest-bearing deposits in other financial institutions                       1,696           5,118
                                                                              -------         -------
     Cash and cash equivalents                                                 11,581          10,023

Certificates of deposit                                                           221             221
Investment securities designated as available for sale - at market              2,326           2,156
Mortgage-backed securities designated as available for sale - at market       220,244         133,828
Loans receivable - net                                                        577,286         554,351
Loans held for sale - at lower of cost or market                                  295             -
Office premises and equipment - at depreciated cost                            15,721          13,056
Real estate acquired through foreclosure                                          713           1,293
Federal Home Loan Bank stock - at cost                                         10,426          10,221
Accrued interest receivable on loans                                            2,115           2,089
Accrued interest receivable on mortgage-backed securities and
  other investments                                                               852             480
Prepaid expenses and other assets                                                 540             488
Goodwill, net of accumulated amortization                                       5,306           5,528
Prepaid federal income taxes                                                    1,233           1,506
Deferred federal income taxes                                                   3,685           3,443
                                                                              -------         -------
     Total assets                                                            $852,544        $738,683
                                                                              =======         =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                     $461,144        $455,900
Advances from the Federal Home Loan Bank                                      324,000         218,500
Other borrowed money                                                            1,900           1,400
Guaranteed preferred beneficial interests in junior subordinated debentures    12,500          12,500
Accrued interest payable                                                          216             709
Other liabilities                                                               3,674           2,975
                                                                              -------         -------
     Total liabilities                                                        803,434         691,984

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
    2,522,088 shares issued                                                        25              25
  Additional paid-in capital                                                   24,572          24,478
  Retained earnings - restricted                                               24,669          23,171
  Shares acquired by stock benefit plan                                          (190)           (286)
  Accumulated comprehensive gain (loss), unrealized gains (losses) on
    securities designated as available for sale,  net of related tax effects       34            (689)
                                                                              -------         -------
     Total stockholders' equity                                                49,110          46,699
                                                                              -------         -------
     Total liabilities and stockholders' equity                              $852,544        $738,683
                                                                              =======         =======




                    Peoples Community Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF EARNINGS

                   (In thousands, except share data)

                                                     Six months ended   Three months ended
                                                           March 31,          March 31,
                                                        2004    2003       2004    2003
Interest income
  Loans                                              $17,010 $17,771    $ 8,486  $8,717
  Mortgage-backed securities                           2,625     699      1,411     422
  Investment securities                                   25      29         18      19
  Interest-bearing deposits and other                    245     321        117     119
                                                      ------  ------     ------  ------
     Total interest income                            19,905  18,820     10,032   9,277

Interest expense
  Deposits                                             5,645   5,915      2,827   2,844
  Borrowings                                           4,082   3,534      2,088   1,772
                                                      ------  ------     ------  ------
     Total interest expense                            9,727   9,449      4,915   4,616
                                                      ------  ------     ------  ------
     Net interest income                              10,178   9,371      5,117   4,661

Provision for losses on loans                          1,800   2,110        900   1,059
                                                      ------  ------     ------  ------
     Net interest income after provision
       for losses on loans                             8,378   7,261      4,217   3,602

Other income
  Gain on sale of loans                                   40     -           30     -
  Gain on sale of real estate                            206     -          -       -
  Other operating                                        350     285        171     133
                                                      ------  ------     ------  ------
     Total other income                                  596     285        201     133

General, administrative and other expense
  Employee compensation and benefits                   3,664   2,457      1,843   1,320
  Occupancy and equipment                                998     858        526     417
  Franchise taxes                                        352     216        180      98
  Data processing                                        499     239        251     127
  Other operating                                      1,191   1,104        614     567
                                                      ------  ------     ------  ------
     Total general, administrative and other expense   6,704   4,874      3,414   2,529
                                                      ------  ------     ------  ------
     Earnings before income taxes                      2,270   2,672      1,004   1,206

Federal income taxes
  Current                                                605   1,333        341     720
  Deferred                                               167    (423)       -      (320)
                                                      ------  ------     ------  ------
     Total federal income taxes                          772     910        341     410
                                                      ------  ------     ------  ------
     NET EARNINGS                                   $  1,498 $ 1,762    $   663  $  796
                                                      ======  ======     ======  ======
     EARNINGS PER SHARE
       Basic                                            $.60    $.72       $.27    $.32
                                                         ===     ===        ===     ===
       Diluted                                          $.59    $.71       $.26    $.32
                                                         ===     ===        ===     ===

                    Peoples Community Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (In thousands)

                                                           For the six months    For the three months
                                                             ended March 31,        ended March 31,
                                                             2004     2003          2004     2003
Net earnings                                               $1,498   $1,762        $  663   $  796

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $372, $3, $261
    and $(62) for the respective periods                      723        6           506     (120)
                                                            -----    -----         -----      ---

Comprehensive income                                       $2,221   $1,768        $1,169   $  676
                                                            =====    =====         =====      ===
Accumulated comprehensive income                           $   34   $   69        $   34   $   69
                                                            =====    =====         =====      ===






















                    Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the six months ended March 31,
                            (In thousands)

                                                                     2004      2003
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                    $  1,498  $  1,762
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investment and
      mortgage-backed securities, net                                 394       610
    Amortization of deferred loan origination fees                   (811)     (742)
    Amortization expense of stock benefit plan                         96        95
    Compensation expense related to vested stock options               94        71
    Depreciation and amortization                                     456       393
    Provision for losses on loans                                   1,800     2,110
    Federal Home Loan Bank stock dividends                           (205)     (211)
    Investment securities dividends                                   (27)      (19)
    Gain on sale of real estate                                      (206)      -
    Gain on sale of loans                                             (40)      -
    Proceeds from sale of loans and loan participations             3,161       113
    Loans originated for sale in the secondary market              (3,416)      -
  Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                            (26)      236
      Accrued interest receivable on investments and
        mortgage-backed securities                                   (372)     (237)
      Prepaid expenses and other assets                               (52)     (100)
      Accrued interest payable                                       (493)       97
      Other liabilities                                               699       (53)
      Federal income taxes
        Current                                                      (288)     (196)
        Deferred                                                      167      (423)
                                                                  -------   -------
     Net cash provided by operating activities                      2,429     3,506

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                   -      (1,000)
  Purchase of mortgage-backed securities                         (100,973)  (65,746)
  Principal repayments on mortgage-backed securities               15,117    11,281
  Principal repayments on loans                                    94,222   122,096
  Loan disbursements                                             (117,549) (128,154)
  Purchase of office premises and equipment                        (3,405)     (942)
  Proceeds from sale of real estate acquired through foreclosure      473       -
                                                                  -------   -------
     Net cash used in investing activities                       (112,115)  (62,465)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                  5,244     31,119
  Proceeds from Federal Home Loan Bank advances and other
    borrowings                                                    124,000     25,475
  Repayment of Federal Home Loan Bank advances                    (18,000)    (9,000)
                                                                  -------    -------
     Net cash provided by financing activities                    111,244     47,594
                                                                  -------    -------
Net increase (decrease) in cash and cash equivalents                1,558   (11,365)

Cash and cash equivalents at beginning of period                   10,023     26,637
                                                                  -------    -------
Cash and cash equivalents at end of period                      $  11,581  $  15,272
                                                                  =======    =======

                    Peoples Community Bancorp, Inc.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  For the six months ended March 31,
                            (In thousands)

                                                                        2004      2003
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                             $ 1,000   $ 1,530
                                                                      ======    ======
    Interest on deposits and borrowings                              $10,220   $ 9,352
                                                                      ======    ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                             $   723   $     6
                                                                      ======    ======
  Transfers from loans to real estate acquired through foreclosure   $   232   $    89
                                                                      ======    ======
  Loans disbursed to facilitate sale of real estate acquired
    through foreclosure                                              $   339   $   193
                                                                      ======    ======
  Loans disbursed to facilitate sale of real estate                  $   490   $   -
                                                                      ======    ======














                    Peoples Community Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   For the six and three month periods ended March 31, 2004 and 2003


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. ("Peoples Bancorp" or the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six- and three-month periods ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year.

On April 27, 2004, Peoples Community Bancorp completed a secondary offering of 1,365,674 shares of common stock. The net proceeds of the offering totaling approximately $26.8 million will be used to fund Peoples Community Bancorp's growth strategy and for general corporate purposes.

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

On March 16, 2004, Peoples Community Bancorp announced that it had entered into a stock purchase agreement with various stockholders of Columbia Bancorp, Inc., Cincinnati, Ohio, a privately held bank holding company, to acquire 69,925 shares held by these stockholders for an aggregate purchase price of $2.5 million. These shares represent approximately 38% of Columbia's presently issued and outstanding common stock. This proposed stock purchase is subject to regulatory approval. Assuming regulatory approval, Peoples Community Bancorp, Inc. would become a bank holding company. Peoples Community Bancorp, Inc. does not anticipate any significant changes to its operations if it becomes a bank holding company.

3.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All significant intercompany items have been eliminated.


                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the six and three month periods ended March 31, 2004 and 2003


4.  Earnings Per Share
    ------------------

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 19,040 and 38,080 unallocated ESOP shares as of March 31, 2004 and 2003, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:


                                    For the six months ended    For the three months ended
                                             March 31,                    March 31,
                                          2004       2003             2004       2003
Weighted-average common shares
  outstanding (basic)                2,495,960  2,453,825        2,498,340  2,469,828
Dilutive effect of assumed exercise
  of stock options                      36,639     38,140           34,778     38,105
Weighted-average common shares       ---------  ---------        ---------  ---------
  outstanding (diluted)              2,532,599  2,491,965        2,533,118  2,507,933
                                     =========  =========        =========  =========


Options to purchase 26,391 shares of common stock at a weighted-average exercise price of $23.22 were outstanding at March 31, 2004, but were excluded from the computation of diluted earnings per share for the six and three month periods ended March 31, 2004, because the exercise price was greater than the average market price of the common shares.

5.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

There were no recent accounting pronouncements or developments through March 31, 2004 that would have a material effect on the Company's consolidated financial statements.

6.  Stock Option Plan
    -----------------

During fiscal 2001 the Board of Directors adopted the Peoples
Community Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant. Through March 31, 2004, the Company has granted options for 144,996 shares, net of forfeitures, under the Plan. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant. The remaining shares in the Plan may be granted to employees in increments of 20% per year based on management's discretion.

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

It is the Company's policy to recognize expense related to the vesting of its stock options in accordance with the provisions of SFAS No.
123. Total expense related to options for the six month periods ended March 31, 2004 and 2003 amounted to $94,000 and $71,000, respectively.

                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the six and three month periods ended March 31, 2004 and 2003


6.  Stock Option Plan (continued)
    -----------------

The fair value of the option grants are estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2003 and 2002: no dividend yield; expected volatility of 21.4% and 20.0%, respectively; a risk-free interest rate of 3.6% and 2.0%, respectively, and an expected life of ten years for all grants.

A summary of the status of the Plan for the six months ended March 31, 2004 and for the fiscal years ended September 30, 2003 and 2002, is presented below:

                                    Six months ended                       Year ended
                                         March 31,                        September 30,
                                           2004                    2003                  2002
                                               Weighted-              Weighted-             Weighted-
                                               average                 average               average
                                               exercise               exercise               exercise
                                     Shares     price       Shares      price      Shares     price
Outstanding at beginning of period   144,528    $16.75      120,329     $15.34      94,861    $14.00
Granted                                  -          -        26,391      23.22      25,728     20.25
Exercised                                -          -          (468)     14.00         -         -
Forfeited                                -          -        (1,724)     17.99        (260)    14.00
                                     -------     -----      -------      -----     -------     -----
Outstanding at end of period         144,528    $16.75      144,528     $16.75     120,329    $15.34
                                     =======     =====      =======      =====     =======     =====
Options exercisable at period-end     42,152    $14.73       42,152     $14.73      18,924    $14.00
                                     =======     =====      =======      =====     =======     =====
Weighted-average fair value of
  options granted during the period                N/A                 $  9.41               $  6.19
                                                                         =====                 =====


The following information applies to options outstanding at March 31, 2004:

Number outstanding                                          118,137
Range of exercise prices                            $14.00 - $20.25

Number outstanding                                           26,391
Exercise price                                               $23.22

Weighted-average exercise price                              $16.75
Weighted-average remaining contractual life              7.75 years





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


Discussion of Financial Condition Changes from September 30, 2003 to March 31, 2004
--------------------------------------------------------------------

At March 31, 2004, the Company's assets totaled $852.5 million, an increase of $113.9 million, or 15.4%, compared to September 30, 2003. The increase in assets was comprised primarily of an increase of $86.4 million in mortgage-backed securities and an increase of $23.2 million in loans receivable, primarily funded by a $106.0 million increase in borrowings.

Cash and cash equivalents increased by $1.6 million from September 30, 2003 levels, to a total of $11.6 million at March 31, 2004. Mortgage-backed securities totaled $220.2 million at March 31, 2004, an increase of $86.4 million, or 64.6%, compared to September 30, 2003. The purchase of $101.0 million in mortgage-backed securities during the period was partially offset by $15.1 million in principal repayments. Management has elected to purchase long-term, adjustable-rate government agency securities funded by advances from the Federal Home Loan Bank. The purchase of these specific securities has resulted in an interest rate spread of approximately 2.00% over the specific advances used to fund this purchase.

Loans receivable totaled $577.6 million at March 31, 2004, an increase of $23.2 million, or 4.2%, over the September 30, 2003 levels. Loan disbursements totaling $121.0 million during the six-month period ended March 31, 2004 were partially offset by principal repayments of $94.2 million and sales of loans in the secondary market totaling $3.1 million. The Company's volume of loan disbursements decreased by $7.2 million, or 5.6%, compared to the loan


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2003 to March 31, 2004 (continued)
--------------------------------------------------------------------

origination volume attained in the six-month period ended March 31, 2003, due primarily to the continued low interest rate environment and a corresponding decrease in loan refinancing. Loan disbursements were comprised of $50.7 million of loans secured by one- to four-family residential real estate, $18.7 million of loans secured by multi-family real estate, $35.1 million of loans secured by commercial real estate and land and $16.5 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $9.4 million at March 31, 2004, compared to $9.7 million at September 30, 2003. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, $1.8 million was added to the allowance through the provision for losses on loans during the six months ended March 31, 2004, while approximately $2.2 million of loans were charged-off during the same period. The charged-off loans were comprised of $513,000 in loans secured by one- to four-family residential real estate, a $1.4 million loan secured by multi-family real estate, $51,000 in loans secured by land and $183,000 in commercial and other loans. The $1.4 million charge-off on a multi-family property resulted from a new appraisal obtained on the property which is being posted for foreclosure.

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

Nonperforming loans and impaired loans totaled $8.7 million and $9.6 million at March 31, 2004 and September 30, 2003, respectively. Nonperforming loans and impaired loans at March 31, 2004 consisted of approximately $3.0 million of one- to four-family residential loans, $3.1 million in multi-family residential loans, $296,000 in loans secured by commercial real estate and land, $2.1 million in construction loans, and $208,000 in commercial and consumer loans.

In spite of the $900,000 decrease in nonperforming and impaired loans, the Bank's internally classified loans increased by $1.6 million, or 12.1%, to a total of $14.8 million at March 31, 2004, compared to September 30, 2003. The classifications consisted of loans classified special mention totaling $4.7 million, substandard loans of $9.9 million, and $200,000 of loans classified as doubtful. The increase was due primarily to the classification of approximately $1.2 million of construction loans and $881,000 in an unsecured commercial line of credit to one borrower who is a local developer and builder. The loans were classified as special mention due primarily to the borrower experiencing cash flow difficulties. As of the date of this report, it is management's belief that the nonperforming and classified loans are adequately reserved and no material unreserved losses are presently anticipated on these loans.

The allowance for loan losses represented 1.50% and 1.57% of total loans at March 31, 2004 and September 30, 2003, respectively. The allowance for loan losses represented 108.11% and 134.15% of nonperforming and impaired loans as of March 31, 2004 and September 30, 2003, respectively. Although management believes that its allowance for loan losses at March 31, 2004 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2003 to March 31, 2004 (continued)
--------------------------------------------------------------------

Deposits totaled $461.1 million at March 31, 2004, an increase of $5.2 million, or 1.2%, over September 30, 2003 levels. The increase in deposits was due primarily to management's continuing focus on deposit growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank and other borrowings totaled $325.9 million at March 31, 2004, an increase of $106.0 million, or 48.2%, compared to September 30, 2003 totals. Proceeds obtained from the advances and other borrowings were generally used to fund the purchase of mortgage-backed securities and to fund loan originations.

Stockholders' equity totaled $49.1 million, or 5.8% of total assets, at March 31, 2004, an increase of $2.4 million, or 5.2%, over September 30, 2003 levels. The increase resulted primarily from net earnings of $1.5 million, the expense amortization effects of the stock benefit and option plans totaling $190,000, and a $723,000 increase attributable to the change in unrealized gains and losses on available for sale securities. On April 27, 2004, Peoples Community Bancorp completed a secondary offering of 1,365,674 shares of common stock. The net proceeds of the offering, totaling approximately $26.8 million, will be used to fund Peoples Community Bancorp's growth strategy and for general corporate purposes.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2004, the
Bank's regulatory capital exceeded each of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2004 and 2003
-----------------------------------------------------------------

General
-------

Net earnings amounted to $663,000 for the three months ended March 31, 2004, a decrease of $133,000, or 16.7%, compared to the $796,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from an $885,000 increase in general, administrative and other expense, partially offset by a $456,000 increase in net interest income, an increase of $68,000 in other income, a decrease of $159,000 in the provision for losses on loans, and a $69,000 decrease in federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $231,000, or 2.6% during the three-month period ended March 31, 2004, compared to the 2003 period, due primarily to a 95 basis point decrease in the weighted-average yield, to 5.88% for the 2004 period, which was partially offset by a $66.0 million, or 12.9%, increase in the average portfolio balance outstanding. The increase in the average balance was due primarily to the acquisition of two branch offices of Ameriana Bank and Trust in September 2003 and the Company's continued strong loan origination volume, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of certain adjustable rate loans, as well as $263,000 of amortization of the premium paid on the loans purchased from Ameriana.

Interest income on mortgage-backed securities increased by $989,000, or 234.4%, due primarily to a $142.4 million, or 201.9%, increase in the average balance outstanding, coupled with a 26 basis point increase in the weighted-average yield, to 2.65% in the 2004 period. Management purchased $30.3 million of adjustable-rate mortgage-backed securities during the three months ended March 31, 2004, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guaranty of government-sponsored agencies.

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2004 and 2003 (continued)
-----------------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest income on investment securities and interest-bearing deposits and other decreased by $3,000, or 2.2%, due primarily to a $3.3 million, or 17.1%, decrease in the average balance of the related assets, partially offset by a 51 basis point increase in the weighted-average yield, to 3.40% in the 2004 period. The decrease in the average balance of such assets was primarily due to the reinvestment of excess funds in mortgage-backed securities and the funding of loan disbursements.

Interest expense on deposits decreased by $17,000, or 0.6%, due primarily to a 42 basis point decrease in the weighted-average cost of deposits, to 2.54% for the 2004 period, partially offset by an increase of approximately $60.6 million, or 15.8%, in the average balance of deposits outstanding. Interest expense on borrowings increased by $316,000, or 17.8%, due primarily to a $150.0 million, or 81.6%, increase in the average balance of borrowings outstanding, partially offset by a 135 basis point decrease in the average cost of borrowings, to 2.50% for the 2004 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $456,000, or 9.8%, to a total of $5.1 million for the three months ended March 31, 2004, compared to the same period in 2003. The interest rate spread decreased to 2.45% for the three months ended March 31, 2004, from 2.93% for the comparable 2003 period, while the net interest margin decreased to 2.54% for the three months ended March 31, 2004, compared to 3.10% for the same period in 2003.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $900,000 and $1.1 million for the three-month periods ended March 31, 2004 and 2003, respectively. The provision recorded during the three-month period ended March 31, 2004 was predicated primarily upon the $11.9 million, or 2.1%, of growth in the loan portfolio, taking into account the increase in loans secured by multi-family and nonresidential real estate, and unsecured commercial lines of credit, as well as the increase in the level of the Bank's loan charge-offs year to year. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $201,000 for the three months ended March 31, 2004, an increase of $68,000, or 51.1%, compared to the $133,000 recorded for the same period in 2003. The increase was primarily due to a $38,000, or 28.6%, increase in other operating income, and a
$30,000 gain on sale of loans in the secondary market.    The increase
in other operating income resulted primarily from increases in fees related to the growth of loans and deposit transactions from period to period.



                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2004 and 2003 (continued)
-----------------------------------------------------------------

Other Income (continued)
------------

In connection with the Ameriana transaction, management initiated a program to originate and sell certain residential loans in the secondary market on a servicing released basis. Management believes that personnel added to the Bank's staff through the Ameriana transaction possess the requisite experience to promote this sales activity. This sales activity is being conducted in order to accommodate consumer demand through origination and sale of lower-rate, one- to four-family residential loans and as a means for the Bank to maintain its interest rate risk position.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $3.4 million for the three months ended March 31, 2004, an increase of $885,000, or 35.0%, compared to the same period in 2003. This increase resulted primarily from an increase of $523,000, or 39.6%, in employee compensation and benefits, an increase of $109,000, or 26.1%, in occupancy and equipment, an increase of $82,000, or 83.7%, in franchise taxes, a $124,000, or 97.6%, increase in data processing and a $47,000, or 8.3%, increase in other operating expense.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the overall growth and branch structure of the Bank, normal merit increases, and an increase in health insurance costs and other employee benefits. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's new and acquired branch offices, in accordance with the Company's ongoing commitment to expand its branch office network. The increase in franchise taxes reflects the continued growth and profitability of the Company. The increase in data processing reflects costs associated with continued growth in loan and deposit accounts and costs of the data processing conversion, scheduled for June 2004. The increase in other operating expense was due primarily to a $23,000 increase in costs related to maintaining real estate acquired through foreclosure, and a $24,000 increase in other operating costs associated with the Company's overall growth year to year.

In January 2004, the Company entered into an agreement to change its data processing provider, based upon a six-month evaluation of available alternatives. The new system will provide an enhanced framework for expanded products and services and continued growth. The effects of the agreement will require after-tax expense to be recognized over the next three quarters of approximately $72,000 per quarter, or a total of approximately $216,000.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $341,000 for the three months ended March 31, 2004, a decrease of $69,000, or 16.8%, compared to the $410,000 provision recorded in the same period in 2003. This decrease was primarily due to a decrease in pre-tax earnings of $202,000, or 16.7%. The Company's effective tax rate was 34.0% for each of the three-month periods ended March 31, 2004 and 2003.



                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2004 and 2003
---------------------------------------------------------------------

General
-------

Net earnings amounted to $1.5 million for the six months ended March 31, 2004, a decrease of $264,000, or 15.0%, compared to the $1.8 million of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from a $1.8 million increase in general, administrative and other expense, partially offset by an $807,000 increase in net interest income, an increase of $311,000 in other income, a decrease of $310,000 in the provision for losses on loans, and a $138,000 decrease in federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $761,000, or 4.3% during the six-month period ended March 31, 2004, compared to the 2003 period, due primarily to a 101 basis point decrease in the weighted-average yield, to 5.95% for the 2004 period, which was partially offset by a $61.5 million, or 12.0%, increase in the average portfolio balance outstanding. The increase in the average balance was due primarily to the acquisition of two branch offices of Ameriana Bank and Trust in September 2003 and the Company's continued strong loan origination volume during the current six-month period, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of adjustable rate loans, as well as $535,000 of amortization of the premium paid on the loans purchased from Ameriana.

Interest income on mortgage-backed securities increased by $1.9 million, or 275.5%, due primarily to a $142.2 million, or 265.8%, increase in the average balance outstanding, coupled with a 7 basis point increase in the weighted-average yield, to 2.68% in the 2004 period. Management purchased $101.0 million of adjustable-rate mortgage-backed securities during the six months ended March 31, 2004, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guaranty of government-sponsored agencies.

Interest income on investment securities and interest-bearing deposits and other decreased by $80,000, or 22.9%, due primarily to an $11.6 million, or 41.9%, decrease in the average balance of the related assets, partially offset by an 83 basis point increase in the weighted-average yield, to 3.36% in the 2004 period. The decrease in the average balance of such assets was primarily due to the reinvestment of excess funds in mortgage-backed securities and the funding of loan disbursements.

Interest expense on deposits decreased by $270,000, or 4.6%, due primarily to a 57 basis point decrease in the weighted-average cost of deposits, to 2.55% for the 2004 period, partially offset by an increase of approximately $63.8 million, or 16.8%, in the average balance of deposits outstanding. Interest expense on borrowings increased by $548,000, or 15.5%, due primarily to a $132.2 million, or 74.2%, increase in the average balance of borrowings outstanding, partially offset by a 134 basis point decrease in the average cost of borrowings, to 2.63% for the 2004 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $807,000, or 8.6%, to a total of $10.2 million for the six months ended March 31, 2004, compared to the same period in 2003. The interest rate spread decreased to 2.50% for the six months ended March 31, 2004, from 2.97% for the comparable 2003 period, while the net interest margin decreased to 2.60% for the six months ended March 31, 2004, compared to 3.17% for the same period in 2003.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2004 and 2003 (continued)
---------------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.8 million and $2.1 million for the six-month periods ended March 31, 2004 and 2003, respectively. The provision recorded during the period ended March 31, 2004 was predicated primarily upon the $23.2 million, or 4.2%, of growth in the loan portfolio, taking into account the increase in loans secured by multi-family and nonresidential real estate, and unsecured commercial lines of credit, as well as the increases in the level of the Bank's internally classified loans and loans charged-off year to year, as previously discussed. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $596,000 for the six months ended March 31, 2004, an increase of $311,000, or 109.1%, compared to $285,000 recorded for the same period in 2003. The increase was primarily due to a $206,000 gain on sale of real estate recorded during the period ended March 31, 2004, a $65,000, or 22.8%, increase in other income, and a $40,000 gain on sale of loans in the secondary market. The gain on sale of real estate resulted from the sale of a former branch office that was acquired in the Kenwood merger transaction.

In connection with the Ameriana transaction, management initiated a program during the quarter ended December 31, 2003, to originate and sell certain residential loans in the secondary market on a servicing released basis. Management believes that personnel added to the Bank's staff through the Ameriana transaction possess the requisite experience to promote this sales activity. This sales activity is being conducted in order to accommodate consumer demand through origination and sale of lower-rate, one- to four-family residential loans and as a means for the Bank to maintain its interest rate risk position.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $6.7 million for the six months ended March 31, 2004, an increase of $1.8 million, or 37.5%, compared to the same period in 2003. This increase resulted primarily from an increase of $1.2 million, or 49.1%, in employee compensation and benefits, an increase of $140,000, or 16.3%, in occupancy and equipment, an increase of $136,000, or 63.0%, in franchise taxes, a $260,000, or 108.8%, increase in data processing, and an $87,000, or 7.9%, increase in other operating expense.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the overall growth and branch structure of the Bank, normal merit increases, and an increase in health insurance costs and other employee benefits. From March 2003 to March 2004, the Company increased its staffing complement by approximately 44 full-time equivalent employees, including approximately sixteen employees who were added in the purchase of two Ohio branch offices from Ameriana Bank and Trust in September 2003. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's new and acquired branch offices, in accordance with the Company's ongoing commitment to expand its


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2004 and 2003 (continued)
---------------------------------------------------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------

branch office network. The increase in data processing reflects continued growth in loan and deposit accounts, as well as expenses related to the conversion of systems for the accounts acquired from Ameriana and Kenwood. The increase in franchise taxes reflects the continued growth and profitability of the Company. The increase in other operating expense was due primarily to a $59,000 increase in costs related to maintaining real estate acquired through foreclosure, and a $28,000 increase in other operating costs associated with the Company's overall growth year to year.

During January 2004, the Company entered into an agreement to change its data processing provider, based upon a six-month evaluation of available alternatives. The new system will provide an enhanced framework for expanded products and services and continued growth. The effects of the agreement will require after-tax expense to be recognized over the next three quarters of approximately $72,000 per quarter, or a total of approximately $216,000.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $772,000 for the six months ended March 31, 2004, a decrease of $138,000, or 15.2%, compared to the $910,000 provision recorded in the same period in 2003. This decrease was primarily due to a decrease in pre-tax earnings of $402,000, or 15.0%. The Company's effective tax rates were 34.0% and 34.1% for the six-month periods ended March 31, 2004 and 2003, respectively.


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

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

ITEM 5.   Other Information
          -----------------

          On April 27, 2004, Peoples Community Bancorp completed a secondary offering of 1,365,674 shares of common stock. The net proceeds of the offering totaling approximately $26.8 million will be used to fund Peoples Community Bancorp's growth strategy and for general corporate purposes.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Reports on Form 8-K:  Peoples Community Bancorp filed a
                                Form 8-K dated January 16, 2004 in
                                order to file its press release
                                announcing the filing of a
                                registration statement related to a
                                proposed rights offering to its
                                existing stockholders and a
                                concurrent offering to members of the
                                general public.

                                Peoples Community Bancorp filed a
                                Form 8-K dated March 16, 2004 in
                                order to file its press release
                                announcing (i) the effectiveness of a
                                registration statement relating to a
                                proposed rights offering to its
                                existing stockholders and a
                                concurrent offering to members of the
                                general public and (ii) the execution
                                of a stock purchase agreement.

                                Peoples Community Bancorp filed a
                                Form 8-K dated April 28, 2004 under
                                Item 12 in order to file its press
                                release reporting the consummation of
                                rights offering and sale of common
                                stock, along with earnings for the
                                period ended March 31, 2004.  No
                                financial statements were filed.

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





Date:      May 11, 2004                 By: /s/Jerry D. Williams
           ------------                     --------------------
                                            Jerry D. Williams
                                            President



Date:      May 11, 2004                 By: /s/Teresa A. O'Quinn
           ------------                     --------------------
                                            Teresa A. O'Quinn
                                            Chief Financial Officer


































