Form 10-Q
period 2004-06-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2004-08-16
CIK 1100983

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004
                                ______________________________

                                     OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949
                    ________

                       PEOPLES COMMUNITY BANCORP, INC.
____________________________________________________________________________
            (Exact name of registrant as specified in its charter)

        Maryland                                       31-1686242
_______________________________                    _______________________
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification Number)


              6100 West Chester Road, West Chester, Ohio  45069
____________________________________________________________________________
               (Address of principal executive office)

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

Yes [X]   No  [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

As of August 13, 2004, the latest practicable date, 3,898,910 shares of the registrant's common stock, $.01 par value, were issued and outstanding.



                               Page 1 of 23

                        Peoples Community Bancorp, Inc.

                                    INDEX

                                                                     Page
                                                                     ____
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















                       PEOPLES COMMUNITY BANCORP, INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                                              June 30,   September 30,
       ASSETS                                                                    2004            2003
                                                                           (Unaudited)
Cash and due from banks                                                       $ 11,425       $  4,905
Interest-bearing deposits in other financial institutions                        1,694          5,118
                                                                               -------        -------
       Cash and cash equivalents                                                13,119         10,023

Certificates of deposit                                                            221            221
Investment securities designated as available for sale - at market               2,397          2,156
Mortgage-backed securities designated as available for sale - at market        207,935        133,828
Loans receivable - net                                                         583,416        554,351
Office premises and equipment - at depreciated cost                             16,787         13,056
Real estate acquired through foreclosure                                           393          1,293
Federal Home Loan Bank stock - at cost                                          10,727         10,221
Accrued interest receivable on loans                                             2,632          2,089
Accrued interest receivable on mortgage-backed securities and
  other investments                                                                795            480
Prepaid expenses and other assets                                                1,313            488
Goodwill                                                                         5,306          5,528
Prepaid federal income taxes                                                     2,551          1,506
Deferred federal income taxes                                                    4,574          3,443
                                                                               -------        -------
       Total assets                                                           $852,166       $738,683
                                                                               =======        =======
       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                      $464,342       $455,900
Advances from the Federal Home Loan Bank                                       295,500        218,500
Other borrowed money                                                              -             1,400
Guaranteed preferred beneficial interests in junior subordinated debentures     12,887         12,500
Accrued interest payable                                                            54            709
Other liabilities                                                                4,678          2,975
                                                                               -------        -------
       Total liabilities                                                       777,461        691,984

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
   3,898,910 and 2,522,088 shares issued at June 30, 2004 and September 30,
   2003, respectively                                                               39             25
Additional paid-in capital                                                      51,741         24,478
  Retained earnings - restricted                                                24,837         23,171
  Shares acquired by stock benefit plan                                           (843)          (286)
  Accumulated comprehensive loss, unrealized losses on
    securities designated as available for sale, net of related tax effects     (1,069)          (689)
                                                                               -------        -------
       Total stockholders' equity                                               74,705         46,699
                                                                               -------        -------
       Total liabilities and stockholders' equity                             $852,166       $738,683
                                                                               =======        =======
See notes to unaudited consolidated financial statements.

                 Peoples Community Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)
                (In thousands, except share data)


                                                    Nine months ended      Three months ended
                                                          June 30,              June 30,
                                                        2004     2003         2004       2003
Interest income
  Loans                                              $25,771  $26,450      $ 8,761     $8,679
  Mortgage-backed securities                           3,765    1,166        1,140        467
  Investment securities                                   31       21            6          5
  Interest-bearing deposits and other                    378      475          133        141
                                                      ------   ------       ------      -----
     Total interest income                            29,945   28,112       10,040      9,292

Interest expense
  Deposits                                             8,491    8,702        2,846      2,787
  Borrowings                                           6,115    5,350        2,033      1,816
                                                      ------   ------       ------      -----
     Total interest expense                           14,606   14,052        4,879      4,603
                                                      ------   ------       ------      -----
     Net interest income                              15,339   14,060        5,161      4,689

Provision for losses on loans                          2,700    3,298          900      1,188
                                                      ------   ------       ------      -----
     Net interest income after provision
       for losses on loans                            12,639   10,762        4,261      3,501

Other income
  Gain on sale of loans                                   87      -             47        -
  Gain on sale of securities                            -         493          -          493
  Gain on sale of real estate                            206      -            -          -
  Other operating                                        539      436          189        151
                                                      ------   ------       ------      -----
     Total other income                                  832      929          236        644

General, administrative and other expense
  Employee compensation and benefits                   5,509    3,874        1,845      1,417
  Occupancy and equipment                              1,539    1,269          541        411
  Franchise taxes                                        532      384          180        168
  Data processing                                        740      387          241        148
  Other operating                                      1,744    1,641          553        537
                                                      ------   ------       ------      -----
     Total general, administrative and other expense  10,064    7,555        3,360      2,681
                                                      ------   ------       ------      -----

     Earnings before income taxes                      3,407    4,136        1,137      1,464

Federal income taxes
  Current                                              1,310    1,831          705        498
  Deferred                                              (152)    (423)        (319)       -
                                                      ------   ------       ------      -----
     Total federal income taxes                        1,158    1,408          386        498
                                                      ------   ------       ------      -----

     NET EARNINGS                                    $ 2,249  $ 2,728      $   751     $  966
                                                      ======   ======       ======      =====
     EARNINGS PER SHARE
       Basic                                            $.79    $1.10         $.21       $.39
                                                         ===     ====          ===        ===
       Diluted                                          $.78    $1.09         $.21       $.38
                                                         ===     ====          ===        ===
     DIVIDENDS PER SHARE                                $.21    $   -         $.16       $  -
                                                         ===     ====          ===        ===
See notes to unaudited consolidated financial statements.

                 Peoples Community Bancorp, Inc.

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited)
                          (In thousands)


                                                                 For the nine months  For the three months
                                                                    ended June 30,       ended June 30,
                                                                      2004     2003      2004     2003

Net earnings                                                        $2,249   $2,728    $  751     $ 966

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $(196), $36, $(568)
    and $32 for the respective periods                                (380)      69    (1,103)       63

  Reclassification adjustment for realized gains included in
    earnings, net of taxes of $168 for each of the 2003 periods        -       (325)      -        (325)
                                                                    ------    -----    ------      ----
Comprehensive income                                               $ 1,869   $2,472   $  (352)    $ 704
                                                                    ======    =====    ======      ====

Accumulated comprehensive loss                                     $(1,069)  $ (193)  $(1,069)    $(193)
                                                                    ======    =====    ======      ====














See notes to unaudited consolidated financial statements.




                 Peoples Community Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
               For the nine months ended June 30,
                         (In thousands)

                                                                 2004      2003

Cash flows provided by (used in) operating activities:
  Net earnings for the period                               $   2,249  $  2,728
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
       mortgage-backed securities, net                            909       990
    Amortization of deferred loan origination fees             (1,208)   (1,122)
    Amortization expense of stock benefit plan                    416       346
    Compensation expense related to vested stock options          138       102
    Amortization of premiums on loans                             788       -
    Depreciation and amortization - net                           681       578
    Provision for losses on loans                               2,700     3,298
    Federal Home Loan Bank stock dividends                       (310)     (312)
    Investment securities dividends                               (40)      (29)
    Gain on sale of securities                                    -        (493)
    Gain on sale of real estate                                  (206)      -
    Gain on sale of loans                                         (87)      -
     Proceeds from sale of loans and loan participations        7,135       113
     Loans originated for sale in the secondary market         (7,095)      -
Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                       (543)      219
      Accrued interest receivable on mortgage-backed securities  (315)       26
      Prepaid expenses and other assets                          (438)       11
      Accrued interest payable                                   (655)      (22)
      Other liabilities                                         1,703       395
      Federal income taxes
        Current                                                (1,606)   (1,698)
        Deferred                                                 (152)     (423)
                                                             --------  --------
            Net cash provided by operating activities           4,064     4,707

Cash flows provided by (used in) investing activities:
  Purchases of investment securities                              -      (1,000)
  Proceeds from sale of investment securities designated as
      available for sale                                          -          28
  Purchase of mortgage-backed securities                     (109,269)  (93,345)
  Principal repayments on mortgage-backed securities           33,476    22,627
  Proceeds from sale of mortgage-backed securities
       designated as available for sale                           -      68,361
  Principal repayments on loans                               164,950   194,735
  Loan disbursements                                         (195,845) (210,560)
  Purchase of office premises and equipment                    (4,696)   (1,586)
  Proceeds from sale of real estate acquired
       through foreclosure                                        987       -
  Purchase of Federal Home Loan Bank stock                       (196)      -
                                                             --------  --------
     Net cash used in investing activities                   (110,593)  (20,740)
                                                             --------  --------
     Net cash used in operating and investing activities
       (balance carried forward)                             (106,529)  (16,033)

See notes to unaudited consolidated financial statements.

                 Peoples Community Bancorp, Inc.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (Unaudited)
               For the nine months ended June 30,
                         (In thousands)

                                                                               2004      2003
     Net cash used in operating and investing activities
       (balance brought forward)                                          $(106,529) $(16,033)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                            8,442    36,348
  Proceeds from Federal Home Loan Bank advances and other borrowings        153,000    59,950
  Repayment of Federal Home Loan Bank advances and other borrowings         (77,400)  (59,000)
  Proceeds from issuance of common stock                                     26,866       -
  Shares acquired by ESOP                                                      (700)      -
  Dividends paid on common shares                                              (583)      -
                                                                           --------   -------
     Net cash provided by financing activities                              109,625    37,298
                                                                           --------   -------
Net increase in cash and cash equivalents                                     3,096    21,265

Cash and cash equivalents at beginning of period                             10,023    26,637
                                                                           --------   -------
Cash and cash equivalents at end of period                                $  13,119  $ 47,902
                                                                           ========   =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                  $   2,000  $  3,530
                                                                           ========   =======
    Interest on deposits and borrowings                                   $  15,261  $ 14,074
                                                                           ========   =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                  $    (380) $   (256)
                                                                           ========   =======
  Transfers from loans to real estate acquired through foreclosure        $     513  $  2,863
                                                                           ========   =======
  Loans disbursed to facilitate sale of real estate acquired through
    foreclosure                                                           $     339  $  1,592
                                                                           ========   =======
Loans disbursed to facilitate sale of real estate                         $     490  $    -
                                                                           ========   =======


See notes to unaudited consolidated financial statements.

                     Peoples Community Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended June 30, 2004 and 2003


1.  Basis of Presentation
    _____________________

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. ("Peoples Bancorp" or the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included.
The results of operations for the nine- and three-month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated statement of financial condition of the Company as of September 30, 2003 has been derived from the audited statement of financial condition of the Company as of that date.

On April 27, 2004, Peoples Community Bancorp completed a secondary offering of 1,365,674 shares of common stock. The net proceeds of the offering, totaling approximately $26.8 million, will be used to fund Peoples Community Bancorp's growth strategy and for general corporate purposes.

2.  Business Combinations
    _____________________

On July 25, 2003, Peoples Bank sold Kenwood Savings Bank, including $10.0 million in deposits and $10.1 million of loans, to Fort Washington Trust Company, a subsidiary of The Western and
Southern Life Insurance Company.

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

3.  Principles of Consolidation
    ___________________________

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All significant intercompany items have been eliminated. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, Peoples Bancorp Capital Trust I was deconsolidated as of June 30, 2004, with the Company accounting for its investment in Peoples Community Bancorp Capital Trust I as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but eliminated its common stock investment.

                      Peoples Community Bancorp, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the nine and three month periods ended June 30, 2004 and 2003


4.  Earnings Per Share
    __________________

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 49,280 and 33,320 unallocated ESOP shares as of June 30, 2004 and 2003, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:

                                       For the nine months ended   For the three months ended
                                               June 30,                      June 30,
                                            2004        2003             2004        2003

Weighted-average common shares
  outstanding (basic)                  2,843,156    2,469,942       3,541,441   2,474,983
Dilutive effect of assumed exercise
  of stock options                        36,489       39,831          35,151      42,169
Weighted-average common shares         ---------    ---------       ---------   ---------
  outstanding (diluted)                2,879,645    2,509,773       3,576,592   2,517,152
                                       =========    =========       =========   =========

Options to purchase 53,360 shares of common stock at a weighted-average exercise price of $23.21 were outstanding at June 30, 2004, but were excluded from the computation of diluted earnings per share for the nine and three month periods ended June 30, 2004, because the exercise price was greater than the average market price of the common shares.

5.  Effects of Recent Accounting Pronouncements
    ___________________________________________

There were no recent accounting pronouncements or developments through June 30, 2004 that would have a material effect on the Company's consolidated financial statements.

6.  Stock Option Plan
    _________________

During fiscal 2001 the Board of Directors adopted the Peoples Community Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant. Through June 30, 2004, the Company has granted options for 170,797 shares, net of forfeitures, under the Plan. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant. The remaining shares in the Plan may be granted to employees in increments of 20% per year based on management's discretion.

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

It is the Company's policy to recognize expense related to the vesting of its stock options in accordance with the provisions of SFAS No. 123. Total expense related to options for the nine month periods ended June 30, 2004 and 2003 amounted to $138,000 and $102,000, respectively.

                    Peoples Community Bancorp, Inc.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For the nine and three month periods ended June 30, 2004 and 2003


6.  Stock Option Plan (continued)
    _________________

The fair value of the option grants are estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2004, 2003 and 2002: dividend yield of 2.5% and no dividend yield for 2003 and 2002, respectively; expected volatility of 26.6%, 21.4% and 20.0%, respectively; a risk-free interest rate of 4.6%, 3.6% and 2.0%, respectively, and an expected life of ten years for all grants.

A summary of the status of the Plan for the nine months ended
June 30, 2004 and for the fiscal years ended September 30, 2003 and 2002, is presented below:


                                    Nine months ended                     Year ended
                                         June 30,                        September 30,
                                            2004                2003                   2002
                                                Weighted-           Weighted-             Weighted-
                                                 average             average               average
                                                exercise             exercise              exercise
                                       Shares     price     Shares     price      Shares     price

Outstanding at beginning of period    144,528    $16.75    120,329    $15.34      94,861    $14.00
Granted                                26,969     23.20     26,391     23.22      25,728     20.25
Exercised                                 -         -         (468)    14.00         -         -
Forfeited                              (1,161)    18.49     (1,724)    17.99        (260)    14.00
                                      -------     -----    -------     -----     -------     -----

Outstanding at end of period          170,336    $17.76    144,528    $16.75     120,329    $15.34
                                      =======     =====    =======     =====     =======     =====

Options exercisable at period-end      70,824    $16.94     42,152    $14.73      18,924    $14.00
                                      =======     =====    =======     =====     =======     =====

Weighted-average fair value of
   options granted during the period             $ 4.50               $ 9.41                $ 6.19
                                                  =====                =====                 =====


The weighted-average fair value of options granted during the period is lower than those in previous periods due to the current payment of dividends on the stock and the present value of these future dividend payments over the life of the option. In calculating the fair value of the options, the present value of these dividends reduces the final fair value of the options.

The following information applies to options outstanding at June
30, 2004:

Number outstanding                                          117,317
Range of exercise prices                            $14.00 - $20.25

Number outstanding                                           53,019
Exercise price                                      $23.20 - $23.22

Weighted-average exercise price                              $17.76
Weighted-average remaining contractual life              7.92 years

                     Peoples Community Bancorp, Inc.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


General
_______

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

Critical Accounting Policies
____________________________

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


Critical Accounting Policies (continued)
____________________________

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


Discussion of Financial Condition Changes from September 30, 2003
_________________________________________________________________
to June 30, 2004
________________


At June 30, 2004, the Company's assets totaled $852.2 million, an increase of $113.5 million, or 15.4%, compared to September 30, 2003. The increase in assets was comprised primarily of an increase of $74.1 million in mortgage-backed securities and an increase of $29.1 million in loans receivable, primarily funded by a $75.6 million increase in borrowings, $26.8 million raised in connection with the Company's secondary stock offering and $8.4 million in new deposits.

Cash and cash equivalents increased by $3.1 million from September 30, 2003 levels, to a total of $13.1 million at June 30, 2004. Mortgage-backed securities totaled $207.9 million at June 30, 2004, an increase of $74.1 million, or 55.4%, compared to September 30, 2003. The purchase of $109.3 million in mortgage-backed securities during the period was partially offset by $33.5 million in principal repayments. Management has elected to purchase long-term, adjustable-rate government agency securities funded by advances from the Federal Home Loan Bank, proceeds from the secondary stock offering and deposit growth. These purchases are designed to provide a strong total return to the Company and manage interest rate risk.

Loans receivable totaled $583.4 million at June 30, 2004, an increase of $29.1 million, or 5.2%, over the September 30, 2003 levels. Loan disbursements totaling $202.9 million during the nine-month period ended June 30, 2004 were partially offset by principal repayments of $165.0 million and sales of loans in the secondary market totaling $7.1 million. The Company's volume of loan disbursements decreased by $7.6 million, or 3.6%, compared to the loan

                    Peoples Community Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2003
_________________________________________________________________
to June 30, 2004 (continued)
________________


origination volume attained in the nine-month period ended June 30, 2003, due primarily to the continued low interest rate environment and a corresponding decrease in loan refinancing. Loan disbursements were comprised of $94.8 million of loans secured by one- to four-family residential real estate, $29.1 million of loans secured by multi-family real estate, $54.9 million of loans secured by commercial real estate and land and $24.1 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $10.2 million at June 30, 2004, compared to $9.7 million at September 30, 2003. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, $2.7 million was added to the allowance through the provision for losses on loans during the nine months ended June 30, 2004, while approximately $2.3 million of loans were charged-off during the same period. The charged-off loans were comprised of $604,000 in loans secured by one- to four-family residential real estate, a $1.4 million loan secured by multi-family real estate, $51,000 in loans secured by land and $188,000 in commercial and other loans. The $1.4 million charge-off on the multi-family property resulted from a new appraisal obtained on the property which is being posted for foreclosure.

Over the past three fiscal years, the Bank has placed an increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, unsecured commercial loans and to a lesser degree, consumer loans. Nonresidential real estate lending and unsecured commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history and the past performance of the borrower, the quality of the borrowers' management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property's valuation, as applicable.

Nonperforming loans and impaired loans totaled $6.6 million and $9.6 million at June 30, 2004 and September 30, 2003, respectively. Nonperforming loans and impaired loans at June 30, 2004 consisted of approximately $3.0 million of one- to four-family residential loans, $2.3 million in multi-family residential loans, $56,000 in loans secured by commercial real estate and land, $1.1 million in construction loans, and $166,000 in commercial and consumer loans.

In spite of the $3.0 million decrease in nonperforming and impaired loans, the Bank's internally classified loans increased by $902,000, or 6.8%, to a total of $14.1 million at June 30, 2004, compared to September 30, 2003. The classifications consisted of loans classified special mention totaling $2.9 million and $11.2 million of loans classified as substandard. The increase was due primarily to the classification of approximately $1.2 million of construction loans and $750,000 in an unsecured commercial line of credit to one borrower who is a local developer and builder. The loans were classified as special mention due primarily to the borrower experiencing cash flow difficulties. As of the date of this report, it is management's belief that the nonperforming and classified loans are adequately reserved and no material unreserved losses are presently anticipated on these loans.

The allowance for loan losses represented 1.60% and 1.57% of total loans at June 30, 2004 and September 30, 2003, respectively. The allowance for loan losses represented 154.70% and 134.15% of nonperforming and impaired loans as of June 30, 2004 and September 30, 2003, respectively. Although management believes that its allowance for loan losses at June 30, 2004 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

                    Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2003
_________________________________________________________________
to June 30, 2004 (continued)
________________


Deposits totaled $464.3 million at June 30, 2004, an increase of $8.4 million, or 1.9%, over September 30, 2003 levels. The increase in deposits was due primarily to management's continuing focus on deposit growth through marketing and pricing strategies and continual focus on increasing the branch office network.

Advances from the Federal Home Loan Bank and other borrowings totaled $295.5 million at June 30, 2004, an increase of $75.6 million, or 34.4%, compared to September 30, 2003 totals. Proceeds obtained from the advances and other borrowings were generally used to fund the purchase of mortgage-backed securities and to fund loan originations.

Stockholders' equity totaled $74.7 million, or 8.8% of total assets, at June 30, 2004, an increase of $28.0 million, or 60.0%, over September 30, 2003 levels. The increase resulted primarily from $26.8 million in proceeds received for 1,365,674 shares of common stock sold in connection with the Company's secondary stock offering, net earnings of $2.2 million, and the expense amortization effects of the stock benefit and option plans totaling $554,000, which were partially offset by dividends paid of $583,000 and a $380,000 decrease attributable to the change in unrealized gains and losses on available for sale securities.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June
30, 2004, the Bank's regulatory capital exceeded each of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended
_________________________________________________________________
June 30, 2004 and 2003
______________________


General
_______


Net earnings amounted to $751,000 for the three months ended June 30, 2004, a decrease of $215,000, or 22.3%, compared to the $966,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from a $679,000 or
25.3 % increase in general, administrative and other expense and a $408,000 or 63.4% decrease in other income, which were partially offset by a $472,000 or 10.1% increase in net interest income, a decrease of $288,000 or 24.2% in the provision for losses on loans, and a $112,000 or 22.5% decrease in federal income taxes.


Net Interest Income
___________________


Interest income on loans increased by $82,000, or 0.9% during the three-month period ended June 30, 2004, compared to the 2003 period, due primarily to a $61.6 million, or 11.8%, increase in the average portfolio balance outstanding, which was partially offset by a 64 basis point decrease in the weighted-average yield, to 5.99% for the 2004 period. The increase in the average balance was due primarily to the acquisition of two branch offices of Ameriana Bank and Trust in September 2003 and the Company's continued strong loan origination volume, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of certain adjustable rate loans, as well as $253,000 of amortization of the premium paid on the loans purchased from Ameriana.

Interest income on mortgage-backed securities increased by $673,000, or 144.1%, due primarily to a $153.1 million, or 253.7%, increase in the average balance outstanding, which was partially offset by a 96 basis point decrease in the weighted-average yield, to 2.14% in the 2004 period. Management purchased $8.3 million of adjustable-rate mortgage-backed securities during the three months ended June 30, 2004, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guaranty of government-sponsored agencies.

                     Peoples Community Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
_________________________________________________________________
June 30, 2004 and 2003 (continued)
______________________


Net Interest Income (continued)
___________________


Interest income on investment securities and interest-bearing deposits and other decreased by $7,000, or 4.8%, due primarily to a $12.4 million, or 44.6%, decrease in the average balance of the related assets, partially offset by a 151 basis point increase in the weighted-average yield, to 3.61% in the 2004 period. The decrease in the average balance of such assets was primarily due to the reinvestment of excess funds in mortgage-backed securities and the funding of loan disbursements. The increase in the weighted-average yield was due to rising interest rates available on these types of investments period to period.

Interest expense on deposits increased by $59,000, or 2.1%, due primarily to an increase of approximately $69.0 million, or 17.6%, in the average balance of deposits outstanding, partially offset by a 38 basis point decrease in the weighted-average cost of deposits, to 2.47% for the 2004 period. Interest expense on borrowings increased by $217,000, or 11.9%, due primarily to a $127.0 million, or 67.1%, increase in the average balance of borrowings outstanding, partially offset by a 126 basis point decrease in the average cost of borrowings, to 2.57% for the 2004 period. Proceeds from advances from the Federal Home Loan Bank and other borrowings were generally used to fund the purchase of adjustable rate mortgage-backed securities and to fund loan originations. The decrease in the average cost of borrowings is due primarily to the addition of shorter term, lower rate advances during the period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $472,000, or 10.1%, to a total of $5.2 million for the three months ended June 30, 2004, compared to the same period in 2003. The interest rate spread decreased to 2.42% for the three months ended June 30, 2004, from 2.90% for the comparable 2003 period, while the net interest margin decreased to 2.54% for the three months ended June 30, 2004, compared to 3.07% for the same period in 2003.

Provision for Losses on Loans
_____________________________

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $900,000 and $1.2 million for the three-month periods ended June 30, 2004 and 2003, respectively. The provision recorded during the three-month period ended June 30, 2004 was predicated primarily upon the change in the portfolio mix taking into account the increase in loans secured by multi-family and nonresidential real estate, and unsecured commercial lines of credit, as well as an increase in both the overall loan portfolio and the level of the Bank's loan charge-offs year to year. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
____________

Other income totaled $236,000 for the three months ended June 30, 2004, a decrease of $408,000, or 63.4%, compared to the $644,000 recorded for the same period in 2003. The decrease was primarily due to the absence of $493,000 in gains on sales of securities in the current quarter as compared to the same period in 2003, which were partially offset by a $38,000, or 25.2%, increase in other operating income, and a $47,000 gain on sale of loans in the


                    Peoples Community Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
_________________________________________________________________
June 30, 2004 and 2003 (continued)
______________________


Other Income (continued)
____________


secondary market. The increase in other operating income resulted primarily from increases in fees related to the growth of loans and deposit transactions from period to period.

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

General, Administrative and Other Expense
_________________________________________

General, administrative and other expense totaled $3.4 million for the three months ended June 30, 2004, an increase of $679,000, or 25.3%, compared to the same period in 2003. This increase resulted primarily from an increase of $428,000, or 30.2%, in employee compensation and benefits, an increase of $130,000, or 31.6%, in occupancy and equipment, an increase of $12,000, or 7.1%, in franchise taxes, a $93,000, or 62.8%, increase in data processing and a $16,000, or 3.0%, increase in other operating expense.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the overall growth and branch structure of the Bank, normal merit increases, and an increase in health insurance costs and other employee benefits. The actual number of employees has increased approximately 21% period to period. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's new and acquired branch offices, in accordance with the Company's ongoing commitment to expand its branch office network. The increase in franchise taxes reflects the continued growth and profitability of the Company. The increase in data processing reflects costs associated with continued growth in loan and deposit accounts and costs associated with the conversion to a new core processor which was completed in June 2004. The increase in other operating expense was due primarily to an increase in costs related to maintaining real estate acquired through foreclosure and other operating costs associated with the Company's overall growth year to year.

In January 2004, the Company entered into an agreement to change its data processing provider, based upon a six-month evaluation of available alternatives. The conversion to the new system was completed in June 2004. The new system provides an enhanced framework for expanded products and services and continued growth. The effects of the agreement will require after-tax expense to be recognized over the next two quarters ending December 31, 2004 of approximately $72,000 per quarter, or a total of approximately $144,000.

Federal Income Taxes
____________________

The provision for federal income taxes totaled $386,000 for the three months ended June 30, 2004, a decrease of $112,000, or 22.5%, compared to the $498,000 provision recorded in the same period in 2003. This decrease was primarily due to a decrease in pre-tax earnings of $327,000, or 22.3%. The Company's effective tax rate was 34.0% for each of the three-month periods ended June 30, 2004 and 2003.


                  Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended
________________________________________________________________
June 30, 2004 and 2003
______________________


General
_______

Net earnings amounted to $2.2 million for the nine months ended June 30, 2004, a decrease of $479,000, or 17.6%, compared to the $2.7 million of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from a $2.5 million increase in general, administrative and other expense and a $97,000 decrease in other income, partially offset by a $1.3 million increase in net interest income, a decrease of $598,000 in the provision for losses on loans, and a $250,000 decrease in federal income taxes.

Net Interest Income
___________________

Interest income on loans decreased by $679,000, or 2.6% during the nine-month period ended June 30, 2004, compared to the 2003 period, due primarily to a 157 basis point decrease in the weighted-average yield, to 5.95% for the 2004 period, which was partially offset by a $108.6 million, or 23.2%, increase in the average portfolio balance outstanding. The increase in the average balance was due primarily to the acquisition of two branch offices of Ameriana Bank and Trust in September 2003, the Company's loan origination volume and declining repayment rate on the loan portfolio during the current nine-month period, while the decrease in yield reflected a general decrease in market rates and the corresponding downward repricing of adjustable rate loans, as well as $788,000 of amortization of the premium paid on the loans acquired in the Ameriana transaction.

Interest income on mortgage-backed securities increased by $2.6 million, or 222.9%, due primarily to a $151.0 million, or 305.7%, increase in the average balance outstanding, which was partially offset by a 64 basis point decrease in the weighted-average yield, to 2.51% in the 2004 period. Management purchased $109.3 million of adjustable-rate mortgage-backed securities during the nine months ended June 30, 2004, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guaranty of government-sponsored agencies.

Interest income on investment securities and interest-bearing deposits and other decreased by $87,000, or 17.5%, due primarily to a $10.4 million, or 39.5%, decrease in the average balance of the related assets, partially offset by a 91 basis point increase in the weighted-average yield, to 3.42% in the 2004 period. The decrease in the average balance of such assets was primarily due to the reinvestment of excess funds in mortgage-backed securities and the funding of loan disbursements.

Interest expense on deposits decreased by $211,000, or 2.4%, due primarily to a 78 basis point decrease in the weighted-average cost of deposits, to 2.52% for the 2004 period, partially offset by an increase of approximately $100.5 million, or 28.8%, in the average balance of deposits outstanding. The increase in the average balance was due primarily to the acquisition of two branch offices of Ameriana Bank and Trust in September 2003. Interest expense on borrowings increased by $765,000, or 14.3%, due primarily to a $144.1 million, or 86.9%, increase in the average balance of borrowings outstanding, partially offset by a 167 basis point decrease in the average cost of borrowings, to 2.63% for the 2004 period. . Proceeds from advances from the Federal Home Loan Bank and other borrowings were generally used to fund the purchase of adjustable rate mortgage-backed securities and to fund loan originations. The decrease in the average cost of borrowings is due primarily to the addition of shorter term, lower rate advances during the period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.3 million, or 9.1%, to a total of $15.3 million for the nine months ended June 30, 2004, compared to the same period in 2003. The interest rate spread decreased to 2.46% for the nine months ended June 30, 2004, from 3.24% for the comparable 2003 period, while the net interest margin decreased to 2.58% for the nine months ended June 30, 2004, compared to 3.44% for the same period in 2003.

                    Peoples Community Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended
________________________________________________________________
June 30, 2004 and 2003 (continued)
______________________


Provision for Losses on Loans
_____________________________

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $2.7 million and $3.3 million for the nine-month periods ended June
30, 2004 and 2003, respectively. The provision recorded during the period ended June 30, 2004 was predicated primarily upon a change in the portfolio mix taking into account the increase in loans secured by multi-family and nonresidential real estate, and unsecured commercial lines of credit, a $29.1 million, or 5.2%, growth in the loan portfolio, as well as the increases in the level of the Bank's internally classified loans and loans charged-off year to year, as previously discussed. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
____________

Other income totaled $832,000 for the nine months ended June 30, 2004, a decrease of $97,000, or 10.4%, compared to $929,000 recorded for the same period in 2003. The decrease was primarily due to the absence of $493,000 in gains on sales of securities in the current nine month period as compared to the same period in 2003, which was partially offset by $206,000 in gains recorded on the sale of real estate during the period ended June 30, 2004, a $103,000, or 23.6%, increase in other income, and an $87,000 gain recorded on the sale of loans in the secondary market.

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

General, Administrative and Other Expense
_________________________________________

General, administrative and other expense totaled $10.1 million for the nine months ended June 30, 2004, an increase of $2.5 million, or 33.2%, compared to the same period in 2003. This increase resulted primarily from an increase of $1.6 million, or 42.2%, in employee compensation and benefits, an increase of $270,000, or 21.3%, in occupancy and equipment, an increase of $148,000, or 38.5%, in franchise taxes, a $353,000, or 91.2%, increase in data processing, and a $103,000, or 6.3%, increase in other operating expense.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the overall growth and branch structure of the Bank, normal merit increases, and an increase in health insurance costs and other employee benefits. From June 2003 to June 2004, the Company increased its staffing complement by approximately 23 full-time equivalent employees, including approximately nineteen employees who were added in the purchase of two Ohio branch offices from Ameriana Bank and Trust in September 2003. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's new and acquired branch offices, in accordance with the Company's ongoing commitment to expand its

                     Peoples Community Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended
________________________________________________________________
June 30, 2004 and 2003 (continued)
______________________


General, Administrative and Other Expense (continued)
_________________________________________

branch office network. The increase in data processing reflects continued growth in loan and deposit accounts, as well as expenses related to the conversion of systems for the accounts acquired from Ameriana and Kenwood and the overall costs associated with a full data conversion to a new core processor in June 2004. The increase in franchise taxes reflects the continued growth and profitability of the Company. The increase in other operating expense was due primarily to an increase in costs related to maintaining real estate acquired through foreclosure, and an increase in other operating costs associated with the Company's overall growth year to year.

During January 2004, the Company entered into an agreement to change its data processing provider, based upon a nine-month evaluation of available alternatives. The conversion to this new system was completed in June 2004. The new system provides an enhanced framework for expanded products and services and continued growth. The effects of the agreement will require after-tax expense to be recognized over the next two quarters ending December 31, 2004 of approximately $72,000, per quarter, or a total of approximately $144,000.

Federal Income Taxes
____________________

The provision for federal income taxes totaled $1.2 million for the nine months ended June 30, 2004, a decrease of $250,000, or 17.8%, compared to the $1.4 million provision recorded in the same period in 2003. This decrease was primarily due to a decrease in pre-tax earnings of $729,000, or 17.6%. The Company's effective tax rates were 34.0% for both of the nine-month periods ended June 30, 2004 and 2003.


Impact of Inflation and Changing Prices
_______________________________________

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


Forward-Looking Statements
__________________________

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

                   Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         __________________________________________________________

There has been no material change in the Company's market risk since the Form 10-K filed with the Securities and Exchange
Commission for the fiscal year ended September 30, 2003.


ITEM 4:  Controls and Procedures
         _______________________

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

















                      Peoples Community Bancorp, Inc.

                                  PART II


ITEM 1.   Legal Proceedings
          _________________

          Not applicable


ITEM 2.   Changes  in  Securities, Use of Proceeds and Issuer
          ___________________________________________________
          Purchases of Equity Securities
          ______________________________

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          _______________________________

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

          None.

ITEM 5.   Other Information
          _________________

          On April 27, 2004, Peoples Community Bancorp completed a secondary offering of 1,365,674 shares of common stock. The net proceeds of the offering totaling approximately $26.8 million have been and will continue to be used to fund Peoples Community Bancorp's growth strategy and for general corporate purposes.

ITEM 6.   Exhibits and Reports on Form 8-K
          ________________________________

          Reports on Form 8-K:

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

                                Peoples Community Bancorp filed
                                a Form 8-K dated June 1, 2004 in
                                order to file its press release
                                announcing a cash  dividend
                                declared and payable on June 30,
                                2004. Additionally, the Company
                                announced  its intent to
                                voluntarily reduce the shares to
                                be allocated to the employee
                                stock ownership plan from
                                150,000 to 35,000 as part of its
                                recent stock offering.

                                Peoples Community Bancorp filed
                                a Form 8-K dated July 23, 2004
                                in order to file its  press
                                release announcing the
                                resignation of Grant Thornton
                                LLP as the independent public
                                accountants for Peoples
                                Community Bancorp, Inc. due to
                                independence issues associated
                                with the Company's employment of
                                a former employee of Grant
                                Thornton LLP.

                                Peoples Community Bancorp filed
                                a Form 8-K dated July 30, 2004
                                in order to file its press
                                release announcing the
                                appointment of BKD, LLP as
                                independent auditors for the
                                fiscal year ending September 30,
                                2004.

                                Peoples Community Bancorp filed
                                a Form  8-K/A dated August 4,
                                2004 in order to file its press
                                release  announcing the
                                appointment of BKD, LLP as
                                independent auditors for the
                                fiscal year ending September 30,
                                2004 actually occurred  on July
                                29, 2004 with the signing of the
                                engagement letter and not on
                                July 23, 2004 as previously
                                reported.




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

























                                SIGNATURES
                                __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:   August 16, 2004                  By: /s/Jerry D. Williams
        _______________                      ____________________
                                            Jerry D. Williams
                                            President



Date:   August 16, 2004                 By: /s/Teresa A. O'Quinn
        _______________                     _______________________
                                            Teresa A. O'Quinn
                                            Chief Financial Officer





















