Form 10-K
period 2004-09-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2004-12-29
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004

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

Yes ☐    No ☒

As of December 28, 2004, the aggregate value of the 3,310,044 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 589,074 shares held by all directors and executives officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, was approximately $79.4 million.  This figure is based on the closing sales price of $24.00 per share of the Registrant’s Common Stock on December 28, 2004.  Although directors and executive officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 28, 2004:  3,899,118

PART I

Item 1. Business

General

Peoples Community Bancorp, Inc. (“Peoples” or the “Company”) was organized in December 1999 at the direction of the Board of Directors of The People’s Building, Loan and Savings Company, presently Peoples Community Bank (the “Bank”), for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from an Ohio-chartered mutual savings and loan association to a federally-chartered stock savings bank (the “Conversion”).  (Unless the context otherwise requires, reference to Peoples includes the Bank).  Peoples is a unitary savings and loan holding company whose assets consist primarily of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the issuance of Peoples shares to the public (the “Offering”) retained by Peoples and Peoples’ loan to the employee stock ownership plan (the “ESOP”).  Peoples has no significant liabilities other than junior subordinated debentures issued in fiscal 2002.  The management of Peoples and the Bank are substantially identical and Peoples neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Bank is a federally-chartered stock savings bank that was originally organized in 1889.  The Bank conducts its business from thirteen offices in Hamilton, Warren, and Butler Counties in Ohio.  The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities.  The Bank’s primary lending emphasis has been, and continues to be, loans secured by first liens on single-family (one- to-four units) residential properties located in Hamilton, Warren and Butler Counties in Ohio.  However, over the past four fiscal years, the Bank has placed an increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans.  As a result, as a percentage of the total loan portfolio, single-family residential loans have decreased from 72.7% at September 30, 2000 to 33.7% at September 30, 2004, while multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans have increased during the same time period from 4.3% to 15.9%, 9.7% to 23.6%, 12.8% to 18.6%, 0.0% to 4.9% and 0.1% to 3.2%, respectively.  At September 30, 2004, Peoples had $889.1 million in total assets, $472.4 million in deposits and $75.8 million of stockholders’ equity.

The Company was formed in December 1999 in connection with the mutual to stock conversion of the Bank, and the sale of 1,190,000 shares of common stock to depositors and members of the community.  The Bank conducts its business from thirteen full service offices in Hamilton, Warren and Butler counties in Southwest Ohio.  The Bank’s business is conducted through an aggressive marketing and selling effort of its lending products and services to the communities in its market area and through the continued development of innovative lending programs that give Peoples Bank a competitive advantage.  The Bank offers a wide variety of loan products, including single and multi-family residential loans, nonresidential real estate and land loans and construction loans.  In addition, the Bank invests in securities.  The funds for the Bank’s lending and investment activities are primarily provided by deposits and borrowings.  At September 30, 2004, the Company had $889.1 million in total assets, $472.4 million in deposits, $324.5 million in borrowings (excluding subordinated debentures) and $75.8 million of stockholders’ equity.  The Company’s principal executive office is located at 6100 West Chester Road, P.O. Box 1130, West Chester, Ohio 45071-1130.  The Company’s telephone number is (513) 870-3530.

As a result of acquisitions and internal growth, the Company has grown significantly from $320.6 million in total assets as of September 30, 2000 to $889.1 million in total assets as of September 30, 2004.  Since the completion of the initial public offering in March 2000, the Company has acquired three financial institutions with aggregate total assets as of the time of acquisition of $231.2 million.  In addition, in September 2003, the Company purchased $32.8 million in loans and assumed $55.6 million in deposits in connection with the acquisition of two branch offices from another financial institution.  The Company has supplemented this growth from acquisitions with loan generation secured primarily by real estate in its market area.  Loan originations increased from $73.7 million in fiscal 2000, to $241.1 million in fiscal 2001, $261.6 million in fiscal 2002, $278.6 million in fiscal 2003 and $289.5 million in fiscal 2004.  Loans receivable, net increased from $196.5 million at September 30, 2000 to $599.5 million at September 30, 2004.   In addition, since September 30, 2000, the Company has expanded its franchise through the opening of four full service branch offices including the Voice of America branch office in Butler County opened in October 2004.  These new branch offices, as well as acquired branch offices, have expanded the Company’s market presence and facilitated its loan production growth.  The Company’s loan growth has been funded in part by deposits.  The Company has placed an emphasis on deposit generation both internally and through whole bank and branch acquisitions.  Deposits have increased from $151.4 million at September 30, 2000 to $472.4 million at September 30, 2004.

The Company intends to continue to pursue growth both internally and through strategic acquisitions.  The Company believes its internal growth will continue to come from loan originations, and, in particular, multi-family residential loans, nonresidential real estate and land loans and construction loans.  These loan types complement its single-family lending, diversify its loan portfolio and are expected to increase its yield on interest-earning assets.  The Company’s primary funding vehicle will continue to be deposits.  The Company intends to increase its deposit generation by expanding its products and services, increasing its branch network and cross-selling its current and prospective business customers.  The expansion of its market share through selective branching and opportunistic acquisitions will depend on market and economic conditions.

On March 12, 2004, the Company entered into a stock purchase agreement with various stockholders of Columbia Bancorp, Inc., a privately held bank holding company, to acquire 69,925 shares held by these stockholders for an aggregate purchase price of $2.5 million.  These shares represent approximately 38% of Columbia’s presently issued and outstanding common stock.  The Company presently intends to hold these shares as a passive investment.  This proposed stock purchase is subject to regulatory approval.  Assuming regulatory approval, the Company would become a bank holding company.   The Company does not anticipate any significant changes to its operations if it becomes a bank holding company.

On December 17, 2004, the Company entered into an agreement and plan of merger to acquire American State Corporation, an Indiana chartered bank holding company, and its wholly owned subsidiary, American State Bank, an Indiana-chartered commercial bank.  American State Bank operates three offices in the Southeast Indiana communities of Lawrenceburg, Aurora and Bright.  Under the terms of the agreement, the Bank will pay $4.79 in cash for each of the 1,469,062 outstanding shares of common stock of American State Corporation.  In addition, depending on the outcome of certain specific events primarily related to the performance of certain loans and other assets of American State Bank, holders of American State Corporation outstanding common stock may receive up to an additional $.82 per share.  Outstanding shares of American State Corporation preferred stock will be redeemed for cash at par value, totaling $700,000.  The transaction is expected to be consummated in the second quarter of 2005, pending approval by American State Corporation’s shareholders, regulatory approval and other customary conditions of closing.

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

Peoples Lending Activities

General.  At September 30, 2004, the gross loan portfolio of Peoples totaled $672.5 million, representing approximately 75.6% of total assets at that date. The principal lending activity of Peoples is the origination of residential and nonresidential real estate loans. At September 30, 2004, residential loans (including construction loans secured by residential real estate) amounted to $426.8 million, or 63.5% of the gross loan portfolio.  Nonresidential real estate and land loans totaled $158.9 million, or 23.6% of the gross loan portfolio and nonresidential construction loans amounted to $31.8 million, or 4.7% of the gross loan portfolio as of September 30, 2004.  Further, commercial loans amounted to $33.2 million, or 4.9% of the gross loan portfolio at September 30, 2004 and consumer loans amounted to $21.8 million, or 3.2% of the gross loan portfolio at such time.  Peoples has placed an increased emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans over the last four fiscal years.  The aggregate amount of these loans has increased to $445.7 million, or 66.3% of the gross loan portfolio at September 30, 2004, compared to $57.8 million, or 27.3% of the gross loan portfolio at September 30, 2000.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus.  However, loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.   At September 30, 2004, Peoples’ regulatory limit on loans-to-one borrower was $12.7 million.  All of Peoples’ five largest loans or groups of loans-to-one borrower, amounting to $11.8 million, $11.7 million, $10.7 million, $10.2 million and $9.5 million at September 30, 2004 were performing in accordance with their terms at such date.  See “Asset Quality - Classified Assets.”

Loan Portfolio Composition.  The following table sets forth the composition of Peoples’ loans at the dates indicated.

	September 30,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Mortgage loans:
Single-family residential	$226,735	37.8%	$230,775	41.7%	$296,294	58.8%	$242,540	64.2%	$153,627	78.1%
Multi-family residential	106,799	17.8	95,459	17.2	56,980	11.3	36,487	9.7	8,999	4.6
Nonresidential real estate and land	158,907	26.5	131,444	23.7	88,029	17.5	65,842	17.4	20,440	10.4
Construction loans	124,996	20.9	122,598	22.1	90,002	17.9	62,982	16.7	27,056	13.8
Total mortgage loans	617,437	103.0	580,276	104.7	531,305	105.5	407,851	108.0	210,122	106.9

Commercial loans	33,238	5.5	29,955	5.4	21,280	4.2	9,800	2.6	—	—
Consumer loans	21,781	3.6	11,769	2.1	4,265	0.8	1,883	0.5	1,307	0.7
Total loans receivable	672,456	112.1	622,000	112.2	556,850	110.5	419,534	111.1	211,429	107.6
Less:
Undisbursed portion of loans in process	(59,045)	(9.8)	(55,308)	(10.0)	(43,144)	(8.6)	(36,782)	(9.7)	(13,546)	(6.9)
Allowance for loan losses	(11,025)	(1.8)	(9,744)	(1.8)	(7,656)	(1.5)	(3,662)	(1.0)	(762)	(0.4)
Deferred loan fees	(2,920)	(0.5)	(2,597)	(0.4)	(2,038)	(0.4)	(1,363)	(0.4)	(636)	(0.3)

Loans receivable, net	$599,466	100.0%	$554,351	100.0%	$504,012	100.0%	$377,727	100.0%	$196,485	100.0%

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

Peoples’ loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the collateral that will secure the loan.  The Board of Directors has granted authority to approve secured loans as follows:  loans up to $500,000 must be approved by two senior executive officers; loans between $500,000 and $1.0 million must be approved by three senior officers and loans greater than $1.0 million must be approved by the Board of Directors or the executive committee of the Board of Directors.

Unsecured loans up to $500,000 require approval by three senior executive officers and those greater than $500,000, individually or in the aggregate, must be approved by the Board of Directors or the executive committee of the Board of Directors.  The executive committee ratifies all approvals and presents its report on a monthly basis for the Board of Directors review and approval.

Activity in Loans.  The following table shows the activity in Peoples’ loans during the periods indicated.

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(In Thousands)

Total loans held at beginning of period	$622,000	$556,850	$419,534	$211,429	$98,703
Originations of loans:
Mortgage loans:
Single-family residential	89,145	63,502	90,592	87,272	51,281 (1)
Multi-family residential	29,357	50,686	28,531	30,605	4,886
Commercial real estate and land	70,158	30,170	39,855	51,030	16,519
Construction	75,278	101,019	72,167	58,467	— (1)
Commercial loans	23,051	25,852	26,656	12,394	—
Consumer loans	12,374	7,344	3,775	1,344	1,037
Total originations (2)	299,368	278,573	261,576	241,112	73,723

Increase due to Harvest Home acquisition	—	—	—	—	62,334
Increase due to Market acquisition	—	—	—	37,476	—
Increase due to Kenwood acquisition	—	—	40,326	—	—
Increase due to Ameriana branch acquisition	—	32,769	—	—	—
Total increases	—	311,342	301,902	278,588	136,057

Transfers to real estate owned	(513)	(2,863)	(620)	(197)	(110)
Charge-offs	(2,360)	(2,122)	(1,547)	—	(4)
Other increases (decreases) (3)	(9,641)	5,879	(9,212)	22,285	10,772
Repayments	(236,398)	(247,086)	(153,207)	(92,571)	(33,989)
Net activity in loans	50,456	65,150	137,316	208,105	112,726
Gross loans held at end of period	$672,456	$622,000	$556,850	$419,534	$211,429

(1)                      Construction loan originations  made during fiscal year 2000 are not separately identified but are included in the total for single-family residential loan originations.

(2)                      Undisbursed portions of loans in process totaled $59.0 million $55.3 million, $43.1 million, $36.8 million and $13.5 million at September 30, 2004, 2003, 2002, 2001and 2000, respectively.

(3)                      Includes loan participations sold of $5.0 million, $10.2 million, $6.7 million and $2.7 million in fiscal 2004, 2003, 2002 and 2001, respectively.  Peoples did not sell any loan participations in fiscal 2000.  For fiscal 2004 only, includes loans sold of $9.9 million. The reduction in total loans resulting from sales of loans and loan participations in fiscal 2004, 2003, 2002 and 2001 were offset (increased) by increases (decreases) in undisbursed loans in process, and other net items totaling approximately $5.3 million, $16.1 million, ($2.5 million), and $25.0 million,  respectively.

The significant repayments of $236.4 million and $247.1 million during fiscal 2004 and 2003, respectively, were primarily due to the repayment of short-term construction loans and land development loans as well as the refinancing activity related to single-family residential loans in the low interest rate environment during such periods.  The transfers to real estate owned of $513,000 during fiscal 2004 were due to three separate borrowers with residential real estate properties acquired through, foreclosure.

Charge-offs of $2.4 million during fiscal 2004, consisted primarily of $1.4 million in loans secured by multi-family residential real estate.  The increased level of charge-offs during the past three years was due primarily to the increased risk of loss associated with the Bank’s diversification of its loan portfolio and increased originations of multi-family loans, nonresidential real estate and land loans, construction loans and commercial loans.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples generally confines its lending activity to its primary market area of Warren, Butler and Hamilton Counties, Ohio.  Subject to its loans-to-one borrower limitation, Peoples is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate.  Peoples may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets.  This 35% limitation may be exceeded for certain types of consumer loans.  In addition, Peoples may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.  At September 30, 2004, Peoples was within each of the above lending limits.

One- to Four-Family Residential Real Estate Loans.  Despite the diversification of the loan portfolio over the past few years, the primary real estate lending activity of Peoples continues to be the origination of loans secured by first mortgage liens on one- to four-family residences.  At September 30, 2004, $226.7 million, or 37.8% of the net loan portfolio of Peoples consisted of conventional first mortgage, one- to four-family residential loans, compared to $230.8 million, or 41.7% at September 30, 2003.  The decrease of $4.0 million, or 1.8%, was due primarily to the refinancing activity in the low interest rate environment and Peoples’ reluctance to originate long-term fixed rate loans for portfolio in such environment.

The loan-to-value ratio, maturity and other provisions of the loans made by Peoples generally have reflected Peoples’ policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Peoples.  Peoples’ generally limits the loan-to-value ratio on one- to four-family residential mortgage loans to 80% of the lesser of the appraised value or purchase price of the property. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include “due-on-sale” clauses.

The residential mortgage loans originated by Peoples consist of fixed rate and adjustable rate loans.  Presently, the single-family fixed-rate residential mortgage loans originated by Peoples have terms of up to 30 years.  In addition, Peoples originates adjustable-rate mortgage loans on which the interest rate adjusts every one, three or five years based upon the one-year or three-year rate on T-bills plus a specified margin.  During fiscal 2004,  Peoples introduced a five year fixed rate balloon product and a five year fixed rate product which adjusts on an annual basis thereafter based on the one-year rate on the T-bill.  At September 30, 2004, $109.5 million, or 48.3% of our single-family residential loans were adjustable rate and $117.2 million, or 51.7% were fixed-rate.  Although significantly all of Peoples’ single-family loans are originated for its portfolio, the single-family residential mortgage loans presently being originated by Peoples generally conform to Fannie Mae and Freddie Mac requirements and may be sold in the secondary market.

Multi-family Residential Loans.  Peoples also originates multi-family (over four units) residential loans.  Peoples’ multi-family loans are primarily secured by apartment buildings or apartments being converted to condominium units.  The multi-family residential mortgage loans of Peoples are underwritten on substantially the same basis as its nonresidential real estate loans, discussed below, although loan-to-value ratios are generally limited to 80%.  At September 30, 2004, Peoples had $106.8 million in multi-family residential mortgage loans, which amounted to 17.8% of Peoples’ net loan portfolio, compared to $95.5 million, or 17.2% of Peoples’ net loan portfolio at September 30, 2003.  During the year ended September 30, 2004, Peoples originated $29.4 million of multi-family residential loans compared to $50.7 million during fiscal 2003. The decrease was primarily due to competitive market forces and the Bank’s reluctance to follow lower priced loan products offered by its competitors.

Nonresidential Real Estate and Land Loans.  Peoples’ nonresidential real estate and land loan portfolio primarily consists of loans secured by land for development purposes, professional offices, small retail centers, warehouses and  building lots located within Peoples’ primary market area.  Nonresidential real estate and land loans amounted to $158.9 million, or 26.5% of the net loan portfolio at September 30, 2004, with an average loan balance of approximately $436,000. This compares to $131.4 million, or 23.7% at September 30, 2003, with an average loan balance of approximately $387,000.

The nonresidential real estate loans of Peoples typically have a loan-to-value ratio of 75% or less and generally have higher interest rates than single-family residential mortgage loans with similar terms and structure. The maximum term of Peoples’ nonresidential real estate loans is 25 years.  Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower.  Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt services.  In evaluating whether to make a nonresidential real estate loan, Peoples places primary emphasis on the ratio of net cash flow to debt service on the property and generally requires a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses as Peoples deems appropriate.

The land loans of Peoples generally are secured by single-family residential lots or undeveloped land being held for residential development.  Lot loans generally have a loan-to-value ratio of 80% or less (on an undeveloped basis) and are typically interest only loans with one-year maturities.  Loans originated on developed land generally have a loan to value ratio of 75% or less with interest only over either a one or two year term.  Land loans secured by single-family residential lots are generally structured similar to undeveloped land with a loan-to-value ratio of 80% or less.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. Peoples generally attempts to mitigate the risks associated with its nonresidential real estate lending by, among other things, lending primarily in its market area and using reasonable loan-to-value ratios in the underwriting process.

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

Construction Loans.  At September 30, 2004, Peoples had approximately $125.0 million, or 20.9% of the net loan portfolio, in construction loans, compared to $122.6 million, or 22.1% of the total loan portfolio at September 30, 2003.  Of this amount, $93.2 million, or 74.6%, consisted of residential construction loans and $31.8 million, or 25.4%, consisted of nonresidential construction loans.  The increase in construction loans during fiscal 2004 was due primarily to increased originations of construction loans to builders.  The construction loans of Peoples are comprised largely of loans made to builders on a pre-sold basis, as well as, to a lesser extent, to builders for homes on an unsold or speculative basis.  Peoples’ construction loans to builders are generally made with a term not to exceed twelve months.  Interest-only payments are required during the construction period, which is typically twelve months.  Peoples generally limits the number of unsold homes under construction to its builders. This number is dependent on the financial strength of the builder, marketability of the property and the Bank’s experience with and present exposure to the builder.  In addition, loans made to borrowers to construct their personal residences are originated at one closing as a construction/permanent loan.

Peoples also originates loans for the construction of nonresidential real estate such as small office buildings and warehouses.  These loans are typically originated as construction/permanent loans with interest only payments during the construction period and converting to a permanent loan at the end of the construction period.  These loans are generally made with a construction term of 12 months.  The loan to value ratio is generally limited to 75% on these loans on an as completed basis.  At September 30, 2004, nonresidential construction loans amounted to $31.8 million, or 5.3% of the net loan portfolio.

Prior to making a commitment to fund a construction loan, Peoples requires an appraisal of the property.  Peoples’ also generally requires third party inspections of each project prior to disbursement of funds.  Loan proceeds are then disbursed based on a percentage of completion.

Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied.  Peoples generally attempts to mitigate the risks associated with construction lending by, among other things, primarily lending in its market area, using conservative underwriting guidelines, and monitoring the construction process.

Commercial Loans.  Peoples’ commercial loans consist primarily of unsecured lines of credit for working capital purposes, and to a lesser extent, loans secured by business equipment.  At September 30, 2004, commercial loans amounted to $33.2 million, or 5.5% of Peoples’ net loan portfolio, compared to $30.0 million, or 5.4% of the net loan portfolio at September 30, 2003.

Consumer Loans.  Peoples’ consumer and other loans consist of loans secured by deposit accounts, automobiles and stock.  At September 30, 2004, consumer and other loans amounted to $21.8 million, or 3.6% of Peoples’ net loan portfolio, compared to $11.8 million, or 2.1% of Peoples’ net loan portfolio as of September 30, 2003.  The increase in consumer loans was primarily due to the origination of $11.5 million in loans secured by stock from initial public offerings of several financial institutions.

Loan Origination and Other Fees.  In addition to interest earned on loans, Peoples receives loan origination fees or “points” for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.  In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 2004, Peoples had $2.9 million of deferred loan fees compared to $2.6 million of deferred loan fees at September 30, 2003.

Contractual Principal Repayments and Interest Rates.  The following table sets forth scheduled contractual amortization of Peoples’ loans at September 30, 2004 as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.  Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	Principal Repayments Contractually Due in Year(s) Ended September 30,
	2005	2006	2007	2008- 2009	2010- 2015	2016- 2020	There- after	Total at September 30, 2004
	(In Thousands)

Mortgage loans:
Single-family residential	$6,358	$1,248	$771	$2,924	$72,127	$30,073	$113,234	$226,735
Multi-family residential	1,319	267	7,061	213	2,195	6,598	89,146	106,799
Nonresidential real estate and land	40,586	20,278	4,246	2,360	17,400	6,102	67,935	158,907
Construction loans	61,429	10,690	4,077	29,826	287	3,128	15,559	124,996
Commercial loans	23,142	767	—	6,350	2,979	—	—	33,238
Consumer loans	852	1,538	2,774	16,433	184	—	—	21,781

Total (1)	$133,686	$34,788	18,929	$58,106	$95,172	$45,901	$285,874	$672,456

(1)                      Of the $538.8 million of loan principal payments contractually due after September 30, 2005, $157.0 million have fixed rates of interest and $381.8 million have adjustable rates of interest.

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

Real estate acquired by Peoples as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold.  Peoples had real estate owned of $301,000, $1.3 million and $97,000 at September 30, 2004, 2003 and 2002, respectively.

Delinquent Loans.  The following table sets forth information concerning delinquent mortgage loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples’ loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At September 30,
	2004 60-89 Days Delinquent		2003 60-89 Days Delinquent		2002 60-89 Days Delinquent
	Amount	Percent Of Loan Category	Amount	Percent of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)
Mortgage loans:
Single-family	$821.36%		$1,146.50%		$3,027	1.02%
Multi-family	16.01%		—	—%	112.20%
Nonresidential real estate and land	—	—%	354.27%		198.22%
Total	$837.12%		$1,500.27%		$3,337.66%

Non-Performing Assets.  The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans and other real estate owned. Peoples did not have any loans more than 90 days past due and still accruing interest at any of the dates indicated.

	At September 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accrual loans:
Single-family residential	$2,090	$1,752	$1,274	$783	$1,062
Multi-family residential	2,535	3,557	3,217	—	194
Nonresidential real estate and land	197	—	232	—	—
Construction loans	1,039	1,951	2,769	—	—
Commercial loans	165	—	—	—	—
Consumer loans	3	4	—	—	—
Total non-accruing loans	6,029	7,264	7,492	783	1,256
Other real estate owned, net	301	1,293	97	—	110
Total non-performing assets	$6,330	$8,557	$7,589	$783	$1,366
Non-performing assets to total assets	0.71%	1.16%	1.30%	0.19%	0.43%
Non-performing loans to total loans-net	1.01%	1.31%	1.49%	0.21%	0.64%

The $2.2 million decrease in nonperforming assets resulted from a decrease of $1.2 million in non-accruing loans and a decrease of $992,000 in other real estate owned.  The decrease in non-accruing loans was primarily due to charge-offs on multi-family residential loans.

If the $6.0 million of non-accruing loans of Peoples had been current in accordance with their terms during fiscal 2004, the gross income on such loans would have been approximately $560,000.  A total of approximately $120,000 of interest income was actually recorded by Peoples on such loans in the fiscal year ended September 30, 2004.

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

Peoples’ total classified assets at September 30, 2004 amounted to $13.2 million, of which $851,000, $8.1 million and $4.3 million were classified as loss, substandard and special mention, respectively.  The largest classified asset at September 30, 2004 consisted of a $2.0 million multi-family loan which was classified as substandard and subsequently foreclosed upon in October 2004.  The remaining $11.2 million of classified assets at September 30, 2004 consisted of approximately $9.6 million of residential real estate loans, $301,000 of foreclosed real estate, $123,000 of nonresidential real estate and land loans, and $1.2 million of commercial loans.

Allowance for Loan Losses.  The allocation of the allowance for loan losses based on particular types of loans at September 30, 2004, 2003 and 2002 was as follows:

	2004		2003		2002
		Percent of		Percent of		Percent of
	Balance	total loans	Balance	total loans	Balance	total loans
	(Dollars in Thousands)

Single-family residential	$1,100	33.7%	$1,120	37.1%	$954	53.2%
Multi-family residential	1,661	15.9	1,342	15.4	1,015	10.2
Nonresidential real estate and land	2,461	23.7	1,721	21.1	1,428	15.8
Construction loans	2,211	18.6	2,192	19.7	1,729	16.2
Commercial loans	3,122	4.9	3,124	4.8	2,452	3.8
Consumer loans	470	3.2	245	1.9	78.8

	$11,025	100.0%	$9,744	100.0%	$7,656	100.0%

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

In the event that Peoples determines there is an allowance required on unfunded commitments or off-balance sheet items, such allowances are recorded as a component of other liabilities on the balance sheet.  Peoples determines the amount of the allowance based on a number of factors, including financial condition of the borrower, status of the underlying project, if applicable, and economic conditions.  As of September 30, 2004, no such allowances had been recorded.

Peoples increased its allowance for loan losses in fiscal 2004 by recording a $3.6 million provision for losses on loans due to an increase in the volume of loans, as well as changes in the composition of the loan portfolio during the year and an increase in the level of charge-offs.  The change in the mix of the loan portfolio during the fiscal year 2004, resulted in increases to the allowance related to growth in multi-family residential loans, nonresidential real estate and land loans, construction loans and unsecured commercial lines of credit, all of which are generally considered to involve a higher degree of risk than single-family owner-occupied residential lending.   Peoples intends to continue to increase its allowance for loan losses as its loan portfolio increases and will adjust its allowance should the composition and relative credit risk of the portfolio change.  While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Future adjustments to the allowance could significantly affect net earnings.

As previously stated, over the past four years, the Bank has placed an increased emphasis on multi-family residential loans, non-residential real estate and land loans, construction loans, commercial loans and consumer loans.  Correspondingly, the allowance for loan losses has increased from $762,000 or .36% of total loans at September 30, 2000 to $11.0 million or 1.64% of total loans at September 30, 2004.

The following table sets forth the activity in Peoples’ allowance for loan losses during the periods indicated.

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)

Allowance at beginning of period	$9,744	$7,656	$3,662	$762	$415
Increase due to Harvest Home Financial acquisition	—	—	—	—	195
Increase due to Market acquisition	—	—	—	451	—
Increase due to Kenwood acquisition	—	—	276	—	—
Provision for losses on loans	3,600	4,198	5,265	2,449	156
Charge-offs:
Single-family residential	(609)	(97)	—	—	(4)
Multi-family residential	(1,431)	—	—	—	—
Nonresidential real estate and land	(151)	(1,097)	—	—	—
Construction	—	(62)	—	—	—
Commercial	(145)	(866)	(1,547)	—	—
Consumer and other loans	(24)	—	—	—	—
Total charge-offs	(2,360)	(2,122)	(1,547)	—	(4)
Recoveries:
Single-family residential	—	12	—	—	—
Multi-family residential	—	—	—	—	—
Nonresidential real estate and land	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	21	—	—	—	—
Consumer and other loans	20	—	—	—	—
Total recoveries	41	12	—	—	—

Net loans charged-off to allowance for loan losses	(2,319)	(2,110)	(1,547)	—	(4)

Allowance at end of period	$11,025	$9,744	$7,656	$3,662	$762

Allowance for loan losses to total nonperforming loans at end of period	182.87%	134.15%	102.19%	467.69%	60.67%

Allowance for loan losses to total loans at end of period	1.64%	1.57%	1.37%	0.87%	0.36%

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

The investment policy of Peoples is designed to maintain adequate liquidity, manage investment assets in conjunction with interest rate risk and maximize stability through diversification.  Excess funds not utilized to meet loan demand are typically invested using the guidelines of the investment policy to seek the maximum return with minimal risk. All investments are approved to be held as “Available for sale” or “Held to maturity”.  Peoples does not maintain any investments as “Trading”.  Peoples handles all investment activity through a select group of dealers in securities approved by the Board of Directors.

The following table sets forth information regarding the carrying value and fair value of Peoples’ securities at the dates indicated.

	September 30,
	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)

Available for sale:
Mortgage-backed securities	$228,568	$228,085	$134,598	$133,828	$18,479	$18,763
FHLMC stock	—	—	1,391	1,123	1,391	1,199
Mutual funds	1,091	1,069	1,039	1,033	—	—
Other equity securities	—	—	—	—	29	32
Total	$229,659	$229,154	$137,028	$135,984	$19,899	$19,994
Required investment:
Federal Home Loan Bank stock	$10,841	$10,841	$10,221	$10,221	$9,907	$9,907

The following table sets forth the activity in Peoples’ aggregate securities portfolio during the periods indicated.

	Year Ended September 30,
	2004	2003	2002
	(In Thousands)

Securities at beginning of period	$146,205	$29,901	$9,244
Purchases (1)	147,624	209,532	21,664
Sales of available for sale securities	(1,391)	(67,996)	(3,523)
Amortization of premiums and discounts	(1,493)	(1,058)	(264)
Repayments, prepayments and maturities	(51,489)	(23,032)	(1,730)
Securities acquired through acquisition – net	—	—	4,386
Increase (decrease) in unrealized gains (losses) on available-for-sale securities	539	(1,142)	124

Securities at end of period (2)	$239,995	$146,205	$29,901

(1)           Includes increases in Federal Home Loan Bank stock and mutual funds from purchases and dividends.

(2)                                  At September 30, 2004, 2003 and 2002, $228.1 million or 95.0%, $133.8 million or 91.5%, and $18.8 million or 62.8%, respectively, of Peoples’ securities portfolio consisted of adjustable-rate securities.

The following table sets forth certain information regarding the maturities of Peoples’ mortgage-backed securities at September 30, 2004.

Contractually Maturing
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1-5	Average	6-10	Average	Over 10	Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield
(Dollars in Thousands)

Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$228,085	3.22%

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Peoples.  At September 30, 2004, Peoples had mortgage-backed securities with a fair value totaling $228.1 million.

During fiscal year 2004, management purchased $147.0 million in adjustable-rate mortgage-backed securities as a tool to manage interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guaranty of government-sponsored agencies.

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

Peoples obtains deposits primarily from residents of southwestern Ohio.  Peoples does not solicit deposits from outside Ohio or pay fees to brokers to solicit funds for deposit.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal and state regulations.

The following table sets forth the activity in Peoples’ deposits during the periods indicated.

	Year Ended September 30,
	2004	2003	2002
	(In Thousands)

Beginning balance	$455,900	$369,080	$233,063

Net increase before interest credited	5,255	76,378	125,999
Interest credited	11,281	10,442	10,018

Net increase in deposits (including acquisitions)	16,536	86,820	136,017

Ending balance	$472,436	$455,900	$369,080

The following table sets forth by various interest rate categories the certificates of deposit with Peoples at the dates indicated.

	September 30,
	2004	2003	2002
	(In Thousands)

0.00% to 2.99%	$124,115	$104,180	$69,445
3.00% to 3.99%	56,156	56,216	62,981
4.00% to 4.99%	55,199	48,162	53,175
5.00% to 6.99%	25,194	35,713	43,266
7.00% to 8.99%	137	562	460

Total	$260,801	$244,833	$229,327

The following table sets forth the amount and remaining maturities of Peoples’ certificates of deposit at September 30, 2004.

		Over Six	Over One	Over Two
		Months	Year	Years
	Six	Through	Through	Through	Over
	Months	One	Two	Three	Three
	And Less	Year	Years	Years	Years
	(In Thousands)

0.00% to 2.99%	$54,801	$35,832	$27,565	$5,917	$—
3.00% to 3.99%	3,763	2,327	9,180	6,073	34,804
4.00% to 4.99%	6,646	7,258	7,586	17,845	15,864
5.00% to 6.99%	4,853	3,915	4,010	12,408	7
7.00% to 8.99%	127	20	—	—	—

Total	$70,190	49,352	$48,341	$42,243	$50,675

As of September 30, 2004, the aggregate amount of outstanding certificates of deposit at Peoples, in amounts greater than $100,000, was approximately $52.2 million.  The following table presents the maturity of these certificates of deposit at such date.

September 30, 2004
(In Thousands)

3 months or less	$4,643
Over 3 months through 6 months	8,321
Over 6 months through 12 months	6,188
Over 12 months	33,072

$52,224

The following table sets forth the dollar amount of deposits in various types of deposits offered by Peoples at the dates indicated.

	At September 30,
	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Non-interest checking accounts	$17,638	3.74%	$9,266	2.03%	$6,075	1.65%
Savings and checking accounts	164,415	34.80	164,369	36.06	104,413	28.29
Certificates of deposit	260,801	55.20	244,883	53.71	229,327	62.13
Money market accounts	29,582	6.26	37,382	8.20	29,265	7.93

Total	$472,436	100.00%	$455,900	100.00%	$369,080	100.00%

Peoples attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

Borrowings.  Peoples may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of the common stock Peoples owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  As of September 30, 2004, Peoples was permitted to borrow, subject to security pledge agreements, up to $423.3 million from the Federal Home Loan Bank of Cincinnati.  At such date, Peoples had $324.5 million of Federal Home Loan Bank advances. The Bank has used Federal Home Loan Bank advances in order to complement deposits as a funding source for loans and investments.  During 2004, such advances were used in large part to fund the purchase of $147.0 million of adjustable rate mortgage-backed securities.  Of the $324.5 million of advances at September 30, 2004, $172.0 million mature in fiscal 2005.

Also, Peoples has a line of credit with another financial institution for $10 million.  As of September 30, 2004, Peoples did not have an outstanding balance on this line of credit.  This line of credit matures on March 31, 2005.

The following table shows certain information regarding the borrowings of Peoples at or for the dates indicated:

	At or for the Year
	Ended September 30,
	2004	2003	2002
	(Dollars in Thousands)

Federal Home Loan Bank advances:
Average balance outstanding	$299,224	$173,731	$152,995
Maximum amount outstanding at any month-end during the period	$327,000	$218,500	$180,489
Balance outstanding at end of period	$324,500	$218,500	$152,500
Average interest rate during the period	2.56%	3.59%	2.86%
Weighted-average interest rate at end of period	2.85%	3.08%	3.93%

Line of Credit:
Average balance outstanding	$1,100	$946	$113
Maximum amount outstanding at any month-end during the period	1,900	$1,400	$450
Balance outstanding at end of period	—	$1,400	$450
Average interest rate during the period	2.97%	2.85%	3.55%
Weighted-average interest rate at end of period	N/A	2.62%	3.31%

Subsidiaries

At September 30, 2004, Peoples did not have any direct unconsolidated subsidiaries.

Total Employees

Peoples had 142 full-time equivalent employees at September 30, 2004.  None of these employees are represented by a collective bargaining agent, and Peoples believes that it enjoys good relations with its personnel.

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

Peoples’ competition for loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions.  It competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers.  Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.

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

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on securities reported as a separate component of capital determined under generally accepted accounting principles.

At September 30, 2004, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.3%, 8.3% and 13.8%, respectively.

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

At September 30, 2004, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

At September 30, 2004, the qualified thrift investments of the Bank were approximately 82.3% of its portfolio assets.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2004, the Bank had $10.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

At September 30, 2004, the federal income tax reserves of the Bank included $1.4 million for which no federal income tax has been provided.  Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with its conversion, the retained earnings of the Bank are substantially restricted.

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

Peoples’ federal income tax returns for the tax years ended 2003, 2002 and 2001 are open under the statute of limitations and are subject to review by the IRS.  Peoples has not been audited by the IRS during the last five years.

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

Item 2. Properties

At September 30, 2004, Peoples conducted its business from its main office in West Chester, Ohio and thirteen other branch offices in Hamilton and Warren counties.  The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Peoples at September 30, 2004.

	Owned or Leased	Lease Expiration Date	Net Book Value of Property and Leasehold Improvements at September 30, 2004	Deposits at September 30, 2004
			(In thousands)
Main Office:
6100 West Chester Road West Chester, Ohio 45069	Owned	N/A	$2,591	$57,334

Branch Offices:
11 South Broadway Lebanon, Ohio 45036	Owned	N/A	701	56,415
4825 Marburg Avenue Cincinnati, Ohio 45209	Owned	N/A	1,747	24,821
3621 Harrison Avenue Cheviot, Ohio 45211	Owned	N/A	349	66,541
3663 Ebenezer Road Cincinnati, Ohio 45248	Owned	N/A	244	32,822
7522 Hamilton Avenue Cincinnati, Ohio 45231	Owned	N/A	1,287	62,304
4100 State Route 128 Cleves, Ohio 45002	Owned	N/A	1,053	11,680
1101 Columbus Avenue Lebanon, Ohio 45036	Owned	N/A	1,405	35,711
5797 South State Route 48 Maineville, Ohio 45039	Owned	N/A	1,021	15,314
8350 Arbor Square Drive Mason, Ohio 45040	Owned	N/A	1,440	11,123
3530 Springdale Road Cincinnati, Ohio 45251	Owned	N/A	695	19,460
7200 Blue Ash Road Cincinnati, Ohio 45236	Owned	N/A	834	78,911
2906-6 West US 22 & 3 Maineville, OH 45039	Leased	06/07	—	—

Additionally, the Company had construction in progress costs totaling approximately $4.4 million at September 30, 2004, which consisted primarily of $3.0 million for its Voice of America location, which opened in October 2004, $900,000 for its Deer Park location remodeling project and approximately $500,000 for its Western Commons office relocation project.

Item 3. Legal Proceedings

The Company is not involved in any legal proceeding except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The information required herein is incorporated by reference from page 3 of Peoples’ 2004 Annual Report to Stockholders filed as Exhibit 13 hereto (“2004 Annual Report”) and from Part III, Item 12 hereof.

(b)  Not applicable.

(c)  Not applicable.

Item 6. Selected Financial Data

The information required herein is incorporated from pages 4 and 5 of the 2004 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 6 to 19 of the 2004 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated from pages 16 to 19 of the 2004 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 20 to 59 of the 2004 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

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

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)  The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2004 Annual Report:

Report of Registered Independent Public Accounting Firm.

Consolidated Statements of Financial Condition as of September 30, 2004 and 2003.

Consolidated Statements of Earnings for the Years Ended September 30, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2)   All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)  Exhibits.

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

No.	Exhibits
3.1	Articles of Incorporation of Peoples Community Bancorp, Inc.*
3.2	Bylaws of Peoples Community Bancorp, Inc.*
4	Stock Certificate of Peoples Community Bancorp, Inc.
10.1	2001 Stock Option Plan**
10.2	2001 Recognition and Retention Plan**

10.3	2004 Stock Option Plan***
10.4	2004 Recognition and Retention Plan***
10.5	Employment Agreements with each of Jerry D. Williams, Thomas J. Noe, John E. Rathkamp and Teresa A. O’Quinn
10.6	Change in Control Agreement with Jerry Boate****
13	Annual Report to Stockholders for the Year Ended September 30, 2004
21	List of Subsidiaries (See “Item I. Business — Subsidiaries” in this Form 10-K)
23.1	Consent of Grant Thornton LLP
23.2	Consent of BKD LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*                                         Incorporated herein by reference to Peoples’ Proxy Statement dated January 28, 2002.

**                                  Incorporated herein by reference to Peoples’ Proxy Statement dated January 29, 2001.

***                           Incorporated herein by reference to Peoples’ Proxy Statement dated January 5, 2004.

****                    Incorporated herein by reference to Peoples Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

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

/s/Jerry D. Williams	December 29, 2004
Jerry D. Williams
President, Chief Executive
Officer and Director
(principal executive officer)

/s/Thomas J. Noe	December 29, 2004

Thomas J. Noe

Treasurer and Director

/s/Paul E. Hasselbring	December 29, 2004
Paul E. Hasselbring
Chairman of the Board and
Director

/s/John E. Rathkamp	December 29, 2004
John E. Rathkamp
Chief Lending Officer, Secretary and Director

/s/John L. Buchanan	December 29, 2004
John L. Buchanan
Director

/s/Donald L. Hawke	December 29, 2004
Donald L. Hawke
Director

/s/James R. Van DeGrift	December 29, 2004
James R. Van DeGrift
Director

/s/Nicholas N. Nelson	December 29, 2004
Nicholas N. Nelson
Director

/s/Teresa A. O’Quinn	December 29, 2004
Teresa A. O’Quinn
Chief Financial Officer
(principal financial and accounting officer)