Form 10-Q
period 2004-12-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2005-02-14
CIK 1100983

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004
                              _______________________________

                                   OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949
                    _________


                      PEOPLES COMMUNITY BANCORP, INC.
______________________________________________________________________________
        (Exact name of registrant as specified in its charter)


             Maryland                                  31-1686242
_____________________________________       __________________________________
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)



          6100 West Chester Road, West Chester, Ohio  45069
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

As of February 4, 2004, the latest practicable date, 3,899,118 shares of the registrant's common stock, $.01 par value, were issued and outstanding.


                                Page 1 of 20

                     Peoples Community Bancorp, Inc.

                                   INDEX

                                                              Page
                                                              ----

PART I   -     FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition    3

               Consolidated Statements of Earnings               4

               Consolidated Statements of Comprehensive Income   5

               Consolidated Statements of Cash Flows             6

               Notes to Consolidated Financial Statements        8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        11

PART II -      OTHER INFORMATION                                 19

SIGNATURES                                                       20



















                    PEOPLES COMMUNITY BANCORP, INC.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (In thousands, except share data)

                                                                               December 31,  September 30,
     ASSETS                                                                            2004           2004
                                                                                          (Unaudited)
Cash and due from banks                                                         $    12,163    $    10,807
Interest-bearing deposits in other financial institutions                               109          3,623
                                                                                    -------        -------
     Cash and cash equivalents                                                       12,272         14,430

Investment securities designated as available for sale -  at market                   1,070          1,069
Mortgage-backed securities designated as available for sale  -  at market           194,504        228,085
Loans receivable - net                                                              616,446        599,466
Office premises and equipment - at depreciated cost                                  20,263         17,816
Real estate acquired through foreclosure                                              1,592            301
Federal Home Loan Bank stock - at cost                                               10,957         10,841
Accrued interest receivable on loans                                                  3,278          2,721
Accrued interest receivable on mortgage-backed securities and
  other investments                                                                     751            878
Prepaid expenses and other assets                                                       460          1,206
Goodwill                                                                              6,089          6,089
Prepaid federal income taxes                                                          1,195          2,114
Deferred federal income taxes                                                         4,461          4,105
                                                                                    -------        -------
     Total assets                                                                  $873,338       $889,121
                                                                                    =======        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $486,489       $472,436
Advances from the Federal Home Loan Bank                                            294,500        324,500
Guaranteed preferred beneficial interests in junior subordinated debentures          12,887         12,887
Accrued interest payable                                                                572            228
Other liabilities                                                                     2,821          3,295
                                                                                    -------        -------
     Total liabilities                                                              797,269        813,346

Commitments and contingent liabilities                                                  -              -

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
     3,899,118 and 3,898,910 shares issued at December 31, 2004 and September 30,
     2004, respectively                                                                  39             39
Additional paid-in capital                                                           51,956         51,901
  Retained earnings - restricted                                                     25,241         24,891
  Shares acquired by stock benefit plan                                                (657)          (723)
  Accumulated comprehensive loss, unrealized losses on
     securities designated as available for sale, net of related tax effects           (510)          (333)
                                                                                    -------        -------
     Total stockholders' equity                                                      76,069         75,775
                                                                                    -------        -------
     Total liabilities and stockholders' equity                                    $873,338       $889,121
                                                                                    =======        =======

See notes to unaudited consolidated financial statements.

                      Peoples Community Bancorp, Inc.

                   CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
                   (In thousands, except share data)

                                                    Three months ended
                                                        December 31,
                                                        2004    2003
Interest income
  Loans                                              $ 9,405 $ 8,524
  Mortgage-backed securities                           1,228   1,214
  Investment securities                                   11      23
  Interest-bearing deposits and other                    141     112
                                                      ------  ------
     Total interest income                            10,785   9,873

Interest expense
  Deposits                                             3,175   2,818
  Borrowings                                           2,384   1,994
                                                      ------  ------
     Total interest expense                            5,559   4,812
                                                      ------  ------

     Net interest income                               5,226   5,061

Provision for losses on loans                            900     900
                                                      ------  ------
     Net interest income after provision
       for losses on loans                             4,326   4,161

Other income
  Gain on sale of loans                                   23      10
  Gain on sale of securities                             724     -
  Gain on sale of real estate                            -       206
  Other operating                                        225     179
                                                      ------  ------
     Total other income                                  972     395

General, administrative and other expense
  Employee compensation and benefits                   2,004   1,821
  Occupancy and equipment                                658     472
  Franchise taxes                                        168     172
  Data processing                                        303     248
  Other operating                                        749     577
                                                      ------  ------
     Total general, administrative and other expense   3,882   3,290
                                                      ------  ------

     Earnings before income taxes                      1,416   1,266

Federal income taxes
  Current                                                746     264
  Deferred                                              (265)    167
                                                      ------  ------
     Total federal income taxes                          481     431
                                                      ------  ------

     NET EARNINGS                                    $   935 $   835
                                                      ======  ======
     EARNINGS PER SHARE
       Basic                                            $.24    $.33
                                                         ===     ===

       Diluted                                          $.24    $.33
                                                         ===     ===

     DIVIDENDS PER SHARE                                $.15    $. -
                                                         ===     ===

See notes to unaudited consolidated financial statements.

                    Peoples Community Bancorp, Inc.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Unaudited)
                            (In thousands)

                                                              For the three months
                                                               ended December 31,
                                                                 2004       2003
Net earnings                                                    $ 935      $ 835

Other comprehensive income (loss), net of tax:
  Unrealized holding gains on securities during the period,
     net of taxes of $155 and $112 for the respective periods     301        217

  Reclassification adjustment for realized gains included in
      earnings, net of taxes of $246 for the 2004 period         (478)       -
                                                                 ----      -----

Comprehensive income                                            $ 758     $1,052
                                                                 ====      =====

Accumulated comprehensive income (loss)                         $(510)    $  189
                                                                 ====      =====















See notes to unaudited consolidated financial statements.


                     Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                For the three months ended December 31,
                             (In thousands)

                                                                                 2004        2003
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                 $    935   $    835
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
       mortgage-backed securities, net                                             358        155
    Amortization of deferred loan origination fees                                (559)      (419)
    Amortization expense of stock benefit plan                                      66         48
    Compensation expense related to vested stock options                            52         46
    Depreciation and amortization - net                                            485        224
    Provision for losses on loans                                                  900        900
    Federal Home Loan Bank stock dividends                                        (116)      (102)
    Investment securities dividends                                                (11)       (16)
    Gain on sale of securities                                                    (724)       -
    Gain on sale of real estate                                                    -         (206)
    Gain on sale of loans                                                          (23)       (10)
     Proceeds from sale of loans in the secondary market                         1,529        533
     Loans originated for sale in the secondary market                          (1,506)      (523)
Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                        (557)        (9)
      Accrued  interest receivable on mortgage-backed securities                   127       (326)
      Prepaid expenses and other assets                                            746       (392)
      Accrued interest payable                                                     344       (139)
      Other liabilities                                                           (474)      (424)
      Federal income taxes
        Current                                                                    919       (630)
        Deferred                                                                  (265)       167
                                                                                ------     ------
          Net cash provided by (used in) operating activities                    2,226       (288)

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed securities                                       (21,391)   (70,720)
  Principal repayments on mortgage-backed securities                            17,754      4,841
  Proceeds from sale of mortgage-backed securities designated as
       available for sale                                                       37,326      -
  Principal repayments on loans                                                 36,307     45,902
  Loan disbursements                                                           (55,314)   (57,267)
  Purchase of office premises and equipment                                     (2,699)    (1,672)
  Proceeds from sale of real estate acquired through foreclosure                   162        473
                                                                                ------     ------
          Net cash provided by (used in) investing activities                   12,145    (78,443)
                                                                                ------     ------
          Net cash provided by (used in) operating and investing activities
           (balance carried forward)                                            14,371    (78,731)


See notes to unaudited consolidated financial statements.

                    Peoples Community Bancorp, Inc.

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (Unaudited)
              For the three months ended December 31,
                            (In thousands)

                                                                                  2004        2003
     Net cash provided by (used in) operating and investing activities
       (balance brought forward)                                              $ 14,371   $ (78,731)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                   14,053      (5,068)
  Proceeds from Federal Home Loan Bank advances and other borrowings            40,000      88,350
  Repayment of Federal Home Loan Bank advances and other borrowings            (70,000)        -
  Proceeds from exercise of stock options                                            3         -
  Dividends paid on common shares                                                 (585)        -
                                                                                ------      ------
     Net cash (used in) provided by financing activities                       (16,529)     83,282
                                                                                ------      ------
Net (decrease) increase in cash and cash equivalents                            (2,158)      4,551

Cash and cash equivalents at beginning of period                                14,430      10,023
                                                                                ------      ------
Cash and cash equivalents at end of period                                    $ 12,272   $  14,574
                                                                                ======      ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                      $    500   $   1,000
                                                                                ======      ======
    Interest on deposits and borrowings                                       $  5,215   $   4,951
                                                                                ======      ======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                      $   (177)  $     217
                                                                                ======      ======
   Transfers from loans to real estate acquired through foreclosure           $  1,453   $      79
                                                                                ======      ======
   Loans disbursed to facilitate sale of real estate                          $    -     $     491
                                                                                ======      ======





See notes to unaudited consolidated financial statements.



                  Peoples Community Bancorp, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the three month periods ended December 31, 2004 and 2003


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (" the Company") included in the Annual Report on Form 10-K for the year ended September 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated statement of financial condition of the Company as of September 30, 2004 has been derived from the audited statement of financial condition of the Company as of that date.

2.  Business Combinations
    ---------------------

On March 16, 2004, the Company announced that it had entered into a stock purchase agreement with various stockholders of Columbia Bancorp, Inc., Cincinnati, Ohio, a closely held bank holding company, to acquire 69,925 shares held by these stockholders for an aggregate purchase price of $2.5 million. These shares represent approximately 38% of Columbia's presently issued and outstanding common stock. This stock purchase was concluded on January 14, 2005. As a result, the Company became a bank holding company subject to the requirements of the Bank Holding Company Act of 1956 and is no longer a savings and loan holding company subject to the requirements of the Home Owners' Loan Act. The Company does not anticipate any significant changes to its operations as a result of this transaction.

On December 20, 2004 the Company entered into a definitive agreement and plan of merger whereby the Company will acquire American State Corporation, the parent company of American State Bank ("American"). American operates three offices in the Southeast Indiana communities of Lawrenceburg, Aurora and Bright, offering a wide range of bank products and services, including trust services. Under the terms of the agreement, Peoples will pay $4.79 in cash for each of the 1,469,062 outstanding common shares of American. Based upon the outcome of certain specific events, common shareholders may receive up to an additional $.82 per share. American's outstanding preferred stock will be redeemed for cash at par value, totaling $700,000. This merger is expected to be consummated in the second quarter of 2005 pending approval by American's shareholders, regulatory approval and other customary conditions of closing. This transaction will be accounted for using the purchase method of accounting.

3.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and Peoples Community Bank ("the Bank"), its wholly-owned subsidiary. All significant intercompany items have been eliminated. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, Peoples Bancorp Capital Trust I was deconsolidated as of June 30, 2004, with the Company accounting for its investment in Peoples Community Bancorp Capital Trust I as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but eliminated its common stock investment.

                     Peoples Community Bancorp, Inc.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      For the three month periods ended December 31, 2004 and 2003


4.  Earnings Per Share
    ------------------

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 33,888 and 23,800 unallocated ESOP shares as of December 31, 2004 and 2003, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:

                                                 For the three months ended
                                                         December 31,
                                                      2004         2003

Weighted-average common shares
  outstanding (basic)                            3,859,520    2,493,580
Dilutive effect of assumed exercise
  of stock options                                  40,548       38,697
                                                 ---------    ---------
Weighted-average common shares
  outstanding (diluted)                          3,900,068    2,532,277
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

5.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

There were no recent accounting pronouncements or developments through December 31, 2004 that would have a material effect on the Company's consolidated financial statements.

6.  Stock Option Plan
    -----------------

During fiscal 2001 the Board of Directors adopted the Peoples
Community Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant. Through December 31, 2004, the Company has granted options for 170,804 shares, net of forfeitures, under the Plan. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant. The remaining shares in the Plan may be granted to employees based on management's discretion.

The Company accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

It is the Company's policy to recognize expense related to the vesting of its stock options in accordance with the provisions of SFAS No.
123. Total expense recognized related to options for the three month periods ended December 31, 2004 and 2003 amounted to $52,000 and $47,000, respectively.


                        Peoples Community Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            For the three month periods ended December 31, 2004 and 2003


6.  Stock Option Plan (continued)
    -----------------

The fair value of the option grants are estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2004 and 2003:
dividend yield of 2.5% for 2004 and no dividend yield for 2003;
expected volatility of 26.6% and 21.4%, respectively; a risk-free interest rate of 4.6% and 3.6%, respectively, and an expected life of ten years for all grants.

A summary of the status of the Plan for the three months ended
December 31, 2004 and for the fiscal years ended September 30, 2004 and 2003, is presented below:

                                        Three months ended                   Year ended
                                          December 31,                      September 30,
                                             2004                   2004                 2003
                                                 Weighted-              Weighted-            Weighted-
                                                  average               average               average
                                                  exercise              exercise              exercise
                                       Shares      price      Shares      price      Shares     price
Outstanding at beginning of period     170,336     $17.76     144,528     $16.75     120,329    $15.34
Granted                                    -         -         26,969      23.20      26,391     23.22
Exercised                                 (208)     14.00         -         -           (468)    14.00
Forfeited                                  -         -         (1,161)     18.60      (1,724)    17.99
                                       -------    -------     -------    -------     -------    ------
Outstanding at end of period           170,128     $17.76     170,336     $17.76     144,528    $16.75
                                       =======    =======     =======    =======     =======    ======
Options exercisable at period-end       70,631     $15.53      70,839     $15.53      42,152    $14.73
                                       =======    =======     =======    =======     =======    ======
Weighted-average fair value of
  options granted during the period                $  N/A                 $ 4.50                $ 9.41
                                                  =======                =======                ======

The weighted-average fair value of options granted during the period is lower than those in previous periods due to the current payment of dividends on the stock and the present value of these future dividend payments over the life of the option. In calculating the fair value of the options, the present value of these dividends reduces the final fair value of the options.

  The following information applies to options outstanding at December 31, 2004:

  Number outstanding                                                  92,833
  Exercise price                                                      $14.00
  Weighted-average exercise price                                     $14.00
  Weighted-average remaining contractual life                     6.50 years
  Options exercisable at period end                                   55,628

  Number outstanding                                                  77,295
  Range of exercise prices                                   $20.25 - $23.22
  Weighted-average exercise price                                     $22.28
  Weighted-average remaining contractual life                     8.53 years
  Options exercisable at period end                                   15,003

  Total number outstanding                                           170,128
  Weighted-average exercise price (all outstanding shares)            $17.76
  Weighted-average remaining contractual life                     7.42 years
  Options exercisable at period end                                   70,631


                     Peoples Community Bancorp, Inc.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


General
-------

The Company's profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions, and interest expense, principally on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Cincinnati. Net interest income is dependent upon the level of interest rates and the average balances of the associated assets and liabilities. The Company's profitability also depends, to a lesser extent, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

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

Allowance for Loan Losses. The procedures for assessing the adequacy of the allowance for loan losses reflect management's evaluation of credit risk after consideration of all information available. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to individual borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

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

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill of the Bank (which is the Company's reporting unit as defined under SFAS No. 142) and comparing the fair value of this reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. The third party selected by management utilizes the following common approaches to valuing business combination transactions involving financial institutions to derive the fair value of the reporting unit: (1) the comparable transactions approach which is specifically based on earnings, book value, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow ("DCF") approach. The application of the valuation techniques takes into account the reporting unit's operating history, the current market environment and future prospects. As of the most recent evaluation, the only reporting unit carrying goodwill is the Bank.

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


Discussion of Financial Condition Changes from September 30, 2004 to December 31, 2004
--------------------------------------------------------------------

At December 31, 2004, the Company's assets totaled $873.3 million, a decrease of $15.8 million, or 1.8%, compared to September 30, 2004. The decrease in assets was due primarily to a decline of $33.6 million, or 14.7% in mortgage-backed securities which was partially offset by an increase of $17.0 million, or 2.8% in loans receivable. Proceeds from the sale and repayments of mortgage-backed securities totaling $55.1 million were utilized to fund loan originations and to repay advances from the Federal Home Loan Bank. Deposits increased by $14.1 million, or 3.0%, while advances from the Federal Home Loan Bank decreased by $30.0 million, or 9.2%

Cash and cash equivalents decreased by $2.2 million or 15.0% from September 30, 2004 levels, to a total of $12.3 million at December 31, 2004. Mortgage-backed securities totaled $194.5 million at December 31, 2004, a decrease of $33.6 million, or 14.7%, compared to September 30, 2004. Sales of $37.3 million and repayments totaling $17.8 million were partially offset by purchases of $21.4 million in mortgage-backed securities during the period. The sales of mortgage-backed securities during the period were predicated on favorable market conditions and the desire to utilize the proceeds to originate higher yielding loans and repay advances.

Loans receivable totaled $616.4 million at December 31, 2004, an increase of $17.0 million, or 2.8%, over the September 30, 2004 levels. Loan disbursements totaling $56.8 million during the three-month period ended December 31, 2004 were partially offset by principal repayments of $36.3 million and sales of loans in the secondary market totaling $1.5 million. The Company's volume of loan disbursements decreased by $1.0 million, or 1.7%,

                    Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2004 to December 31, 2004 (continued)
--------------------------------------------------------------------

compared to the loan origination volume in the three month period ended December 31, 2003, due primarily to the low interest rate environment and a corresponding decrease in loan refinancing during the 2004 period. Loan disbursements were comprised of $19.7 million of loans secured by one-to-four-family residential real estate, $8.0 million of loans secured by multi-family real estate, $15.2 million of loans secured by commercial real estate and land and $13.9 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $11.1 million at December 31, 2004, compared to $11.0 million at September 30, 2004. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, as well as an increase in internally classified loans, $900,000 was added to the allowance through the provision for losses on loans during the three months ended December 31, 2004, while approximately $860,000 of loans were charged-off during the same period. The charged-off loans were comprised of $100,000 in loans secured by one-to-four-family residential real estate, and a $760,000 loan secured by multi-family real estate. The $760,000 charge-off on the multi-family property resulted from a new appraisal obtained on the property which was subsequently acquired through foreclosure during the period.

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

Nonaccruing loans totaled $7.4 million and $6.0 million at December 31, 2004 and September 30, 2004, respectively or 1.2% and 1.2%, respectively, of net loans at such dates. Nonaccruing loans at December 31, 2004 consisted of approximately $2.6 million of one-to-four-family residential loans, $4.4 million in multi-family residential loans, $156,000 in loans secured by commercial real estate and land and $309,000 in commercial and consumer loans.

The Bank's internally classified loans increased by $8.7 million, or 72.0%, to a total of $20.7 million at December 31, 2004, compared to $12.0 million at September 30, 2004. Loans classified as special mention increased by $3.6 million to a total of $7.9 million at December 31, 2004, while loans classified as substandard increased by $5.1 million to a total of $12.8 million at December 31, 2004. Classified one-to-four family residential real estate loans increased by $1.7 million due to cash flow difficulties of two specific borrowers who refurbish rental property. Classified non residential real estate and land loans increased by $6.6 million during the period due to financial problems of a builder and developer of existing properties for re-sale. Classified commercial and other loans increased $400,000 due primarily to specific borrowers experiencing business cash flow difficulties. As of the date of this report, it is management's belief that the nonaccruing and classified loans are adequately reserved and no material unreserved losses are presently anticipated on these loans.

The allowance for loan losses represented 1.56% and 1.64% of total loans at December 31, 2004 and September 30, 2004, respectively. The allowance for loan losses represented 149.2% and 182.9% of nonperforming and impaired loans as of December 31, 2004 and September 30, 2004, respectively. Although management believes that the allowance for loan losses at December 31, 2004 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.
                                    13

                     Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2004 to December 31, 2004 (continued)
--------------------------------------------------------------------

Deposits totaled $486.5 million at December 31, 2004, an increase of $14.1 million, or 3.0%, over September 30, 2004 levels. The increase in deposits was due primarily to management's continuing focus on deposit growth through marketing and pricing strategies and the addition of one new branch location during the quarter.

Advances from the Federal Home Loan Bank and other borrowings totaled $294.5 million at December 31, 2004, a decrease of $30.0 million, or 9.2%, compared to September 30, 2004 totals. Proceeds from the sales and repayments of mortgage-backed securities, as discussed earlier, were partially utilized to pay down advances during the period.

Stockholders' equity totaled $76.1 million, or 8.7% of total assets, at December 31, 2004, an increase of $294,000, or .4%, over September 30, 2004 levels. The increase resulted primarily from net earnings of $935,000 and the expense amortization effects of the stock benefit and option plans totaling $118,000, which were partially offset by dividends paid of $585,000 and a $177,000 decrease attributable to the change in unrealized losses on available for sale securities.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2004, the Bank's regulatory capital exceeded each of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended
December 31, 2004 and 2003
-----------------------------------------------------------------

General
-------

Net earnings amounted to $935,000 for the three months ended December 31, 2004, an increase of $100,000, or 12.0%, compared to the $835,000 of net earnings reported for the same period in 2003. The increase in earnings resulted primarily from a $577,000 or 146.1% increase in other income and a $165,000 or 3.3% increase in net interest income, which were partially offset by a $592,000 or 18.0% increase in general administrative and other expenses and an increase of $50,000 or 11.6% in federal income taxes.

Net Interest Income
-------------------

Interest income on loans increased by $881,000, or 10.3% during the three-month period ended December 31, 2004, compared to the 2003 period, due primarily to a $47.4 million, or 8.3%, increase in the average portfolio balance outstanding, coupled with an 11 basis point increase in the weighted-average yield, to 6.11% for the 2004 period. The increase in the average balance was due primarily to the Company's steady loan origination volume, associated with the opening of new branch office locations. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans and new originations.

Interest income on mortgage-backed securities increased by $14,000, or 1.2%, due primarily to a $21.5 million, or 12.0%, increase in the average balance outstanding, which was partially offset by a 26 basis point decrease in the weighted-average yield, to 2.44% in the 2004 period. Management purchased $21.4 million of adjustable-rate mortgage-backed securities during the three months ended December 31, 2004, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the direct or implicit guaranty of government-sponsored agencies. Additionally, management sold $37.3 million of adjustable-rate mortgage-backed securities during the period to take advantage of fluctuations in the securities market and to provide funds for origination of higher yielding loan products.

                      Peoples Community Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
December 31, 2004 and 2003 (continued)
-----------------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest income on investment securities and interest-bearing deposits and other increased by $17,000, or 12.6%, due primarily to a 52 basis point increase in the weighted-average yield, partially offset by a decrease of approximately $419,000, or 2.6%, in the average balance outstanding for the 2004 period. The decrease in the average balance of such assets was primarily due to the use of sales proceeds to fund loan disbursements. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $357,000, or 12.7%, due primarily to a 16 basis point increase in the weighted-average cost of deposits, to 2.72% and an increase of $26.6 million or 6.0%, in the average balance of deposits outstanding period to period. These increases are the result of management's marketing efforts and pricing strategies implemented to be competitive and promote deposit growth. Interest expense on borrowings increased by $390,000, or 19.6%, due primarily to a $16.6 million, or 5.7%, increase in the average balance of borrowings outstanding along with a 36 basis point increase in the average cost of borrowings, to 3.12% for the 2004 period. Proceeds from advances from the Federal Home Loan Bank were generally used to fund the purchase of adjustable rate mortgage-backed securities and to fund loan originations. The increase in the average cost of borrowings was due primarily to the increase in the interest rate environment and its effect on the Company's overnight advances during the period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $165,000, or 3.3%, to a total of $5.2 million for the three months ended December 31, 2004, compared to the same period in 2003. The interest rate spread decreased to 2.31% for the three months ended December 31, 2004, from 2.53% for the comparable 2003 period, while the net interest margin decreased to 2.51% for the three months ended December 31, 2004, compared to 2.65% for the same period in 2003.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $900,000 for each of the three-month periods ended December 31, 2004 and 2003. The provision recorded during the three-month period ended December 31, 2004 was predicated primarily upon the change in the Bank's loan portfolio mix taking into account the increase in loans secured by nonresidential real estate and land, unsecured commercial lines of credit and consumer loans as well as an increase in both the overall loan portfolio and the level of the Bank's classified assets period to period. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.


                      Peoples Community Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
December 31, 2004 and 2003 (continued)
-----------------------------------------------------------------

Other Income
------------

Other income totaled $972,000 for the three months ended December 31, 2004, an increase of $577,000, or 146.1%, compared to the $395,000 recorded for the same period in 2003. The increase was primarily due to gains recorded on sales of mortgage-backed securities totaling $724,000 in the current quarter and no such gains in the comparable quarter in 2003, a $46,000 or 25.7% increase in other income as well as a $13,000 or 130.0% increase in gains on sales of loans in the secondary market, which were partially offset by the absence of a $206,000 gain on sale of real estate recorded in the same period in 2003. The gain on sale of mortgage-backed securities resulted from the sale of $37.3 million of adjustable rate mortgage-backed securities, while the increase in other operating income resulted primarily from increases in fees related to the growth of loans and deposit transactions from period to period.


General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $3.9 million for the three months ended December 31, 2004, an increase of $592,000, or 18.0%, compared to the same period in 2003. This increase resulted primarily from an increase of $183,000, or 10.0%, in employee compensation and benefits, an increase of $186,000, or 39.4%, in occupancy and equipment, an increase of $55,000, or 22.2%, in data processing and a $172,000, or 29.8%, increase in other operating expense.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the overall growth and branch structure of the Bank, normal merit increases, and an increase in health insurance costs and other employee benefits. The number of employees has increased from 130 to 138, or 6.2% period to period.
The increase in occupancy and equipment expense primarily reflects costs associated with software purchases for asset and liability management, increased depreciation and maintenance costs associated with the Company's new branch offices, in accordance with the Company's ongoing commitment to expand its branch office network. The increase in data processing reflects costs associated with continued growth in loan and deposit accounts and costs associated with the development and implementation of internet banking. The increase in other operating expense was due primarily to an increase in costs related to maintaining real estate acquired through foreclosure, increased professional costs and other operating costs associated with the Company's overall growth year to year.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $481,000 for the three months ended December 31, 2004, an increase of $50,000, or 11.6%, compared to the $431,000 provision recorded in the same period in 2003. This increase was primarily due to an increase in pre-tax earnings of $150,000, or 11.8%. The Company's effective tax rate was 34.0% for each of the three-month periods ended December 31, 2004 and 2003.




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


Forward-Looking Statements
--------------------------

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21 A of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue" or similar terms or variation's on those terms or the negative of those terms. Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting our operations. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.










                       Peoples Community Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There has been no material change in the Company's market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2004.


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









                       Peoples Community Bancorp, Inc.

                                  PART II


ITEM 1.   Legal Proceedings
          -----------------

          Not applicable

ITEM 2.   Unregistered Sales of Equity Securities and use of Proceeds
          -----------------------------------------------------------

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

ITEM 5.   Other Information
          -----------------

          On January 14, 2005, Peoples Community Bancorp, Inc. completed its previously announced stock purchase of 69,925 shares from various stockholders of Columbia Bancorp, Inc. for an aggregate purchase price of $2.5 million. These shares represent approximately 38% of Columbia's presently issued and outstanding common stock. Columbia Bancorp, Inc. is a closely held bank holding company located in Cincinnati, Ohio.



ITEM 6.   Exhibits
          --------


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





Date:  February 14, 2005            By:  /s/ Jerry D. Williams
     ---------------------               ----------------------------
                                         Jerry D. Williams
                                         President




Date:  February 14, 2005            By:  /s/ Teresa A. O'Quinn
     ----------------------              ----------------------------
                                         Teresa A. O'Quinn
                                         Chief Financial Officer




















