Form 10-Q
period 2005-03-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2005-05-13
CIK 1100983

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005
                                ___________________


                                  OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _______________

Commission File No. 000-29949
                    _________


                      PEOPLES COMMUNITY BANCORP, INC.
______________________________________________________________________________
          (Exact name of registrant as specified in its charter)



           Maryland                                     31-1686242
_____________________________________     ____________________________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)



          6100 West Chester Road, West Chester, Ohio  45069
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

As of May 12, 2005, the latest practicable date, 3,900,700 shares of the registrant's common stock, $.01 par value, were issued and outstanding.



                               Page 1 of 22


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



















                    Peoples Community Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (In thousands, except share data)

                                                                                           March 31,  September 30,
     ASSETS                                                                                     2005           2004
                                                                                         (Unaudited)
Cash and due from banks                                                                    $  14,909      $  10,807
Interest-bearing deposits in other financial institutions                                      2,530          3,623
                                                                                             -------        -------
     Cash and cash equivalents                                                                17,439         14,430

Investment securities designated as available for sale - at market                             1,074          1,069
Mortgage-backed securities designated as available for sale - at market                      202,874        228,085
Loans receivable - net of allowance for loan losses of $11.9 million and $11.0 million       636,164        599,466
Office premises and equipment - at depreciated cost                                           21,071         17,816
Real estate acquired through foreclosure                                                         828            301
Federal Home Loan Bank stock - at cost                                                        11,079         10,841
Accrued interest receivable on loans                                                           3,502          2,721
Accrued interest receivable on mortgage-backed securities and
  other investments                                                                              793            878
Prepaid expenses and other assets                                                              3,674          1,206
Goodwill                                                                                       6,089          6,089
Prepaid federal income taxes                                                                   1,062          2,114
Deferred federal income taxes                                                                  4,536          4,105
                                                                                             -------        -------
     Total assets                                                                           $910,185       $889,121
                                                                                             =======        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                    $512,170       $472,436
Advances from the Federal Home Loan Bank                                                     306,000        324,500
Guaranteed preferred beneficial interests in junior subordinated debentures                   12,887         12,887
Accrued interest payable                                                                         781            228
Other liabilities                                                                              3,229          3,295
                                                                                             -------        -------
     Total liabilities                                                                       835,067        813,346

Commitments and contingent liabilities                                                           -              -

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
    3,900,700 and 3,898,910 shares issued at March 31, 2005 and September 30,
    2004, respectively                                                                            39             39
  Additional paid-in capital                                                                  51,997         51,901
  Retained earnings - restricted                                                              25,250         24,891
  Shares acquired by stock benefit plan                                                       (1,581)          (723)
  Accumulated comprehensive loss, unrealized losses on
    securities designated as available for sale,  net of related tax effects                    (587)          (333)
                                                                                             -------        -------
     Total stockholders' equity                                                               75,118         75,775
                                                                                             -------        -------
     Total liabilities and stockholders' equity                                             $910,185       $889,121
                                                                                             =======        =======

See notes to consolidated financial statements.

                    Peoples Community Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
                   (In thousands, except share data)

                                                        Six months ended     Three months ended
                                                            March 31,               March 31,
                                                        2005        2004        2005      2004
Interest income
  Loans                                              $19,418     $17,010     $10,013    $8,486
  Mortgage-backed securities                           2,379       2,625       1,151     1,411
  Investment securities                                   23          25          11        18
  Interest-bearing deposits and other                    290         245         149       117
                                                      ------      ------      ------    ------
     Total interest income                            22,110      19,905      11,324    10,032

Interest expense
  Deposits                                             6,653       5,645       3,478     2,827
  Borrowings                                           4,945       4,082       2,561     2,088
                                                      ------      ------      ------    ------
     Total interest expense                           11,598       9,727       6,039     4,915
                                                      ------      ------      ------    ------

     Net interest income                              10,512      10,178       5,285     5,117

Provision for losses on loans                          1,800       1,800         900       900
                                                      ------      ------      ------    ------
     Net interest income after provision
       for losses on loans                             8,712       8,378       4,385     4,217

Other income
  Gain on sale of loans                                   50          40          26        30
  Gain on sale of mortgage-backed securities             724         -           -         -
  Equity in earnings of unconsolidated subsidiary         47         -            47       -
  Gain on sale of real estate                              9         206           9       -
  Other operating                                        480         350         255       171
                                                      ------      ------      ------    ------
     Total other income                                1,310         596         337       201

General, administrative and other expense
  Employee compensation and benefits                   4,069       3,664       2,065     1,843
  Occupancy and equipment                              1,299         998         641       526
  Franchise taxes                                        348         352         180       180
  Data processing                                        510         499         207       251
  Other operating                                      1,488       1,191         738       614
                                                      ------      ------      ------    ------
     Total general, administrative and other expense   7,714       6,704       3,831     3,414
                                                      ------      ------      ------    ------

     Earnings before income taxes                      2,308       2,270         891     1,004

Federal income taxes
  Current                                              1,079         605         332       341
  Deferred                                              (300)        167         (35)      -
                                                      ------      ------      ------    ------
Total federal income taxes                               779         772         297       341
                                                      ------      ------      ------    ------

     NET EARNINGS                                     $1,529      $1,498      $  594    $  663
                                                      ======      ======      ======    ======
     EARNINGS PER SHARE
       Basic                                            $.40        $.60        $.15      $.27
                                                         ===         ===         ===       ===
       Diluted                                          $.39        $.59        $.15      $.26
                                                         ===         ===         ===       ===
DIVIDENDS PER SHARE                                     $.30        $N/A        $.15      $N/A
                                                         ===         ===         ===       ===

See notes to consolidated financial statements.

                    Peoples Community Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Unaudited)
                            (In thousands)

                                                                For the six months   For the three months
                                                                 ended March 31,        ended March 31,
                                                                  2005      2004         2005      2004
Net earnings                                                    $1,529    $1,498       $  594    $  663

Reclassification adjustment for realized gains included in
    earnings, net of taxes of $246 for the 2005 period            (478)      -            -         -
                                                                 -----     -----        -----     -----
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $115, $372, $(40)
    and $261 for the respective periods                            224       723          (77)      506
                                                                 -----     -----        -----     -----

Comprehensive income                                            $1,275    $2,221       $  517    $1,169
                                                                 =====     =====        =====     =====

Accumulated comprehensive income(loss)                          $ (587)   $   34       $ (587)   $   34
                                                                 =====     =====        =====     =====



















See notes to consolidated financial statements.

                    Peoples Community Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                  For the six months ended March 31,
                            (In thousands)

                                                                       2005        2004
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                     $   1,529   $   1,498
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
       mortgage-backed securities, net                                  798         394
    Amortization of deferred loan origination fees                   (1,141)       (811)
    Amortization expense of stock benefit plan                          104          96
    Compensation expense related to vested stock options                 93          94
    Depreciation and amortization - net                                 973         456
    Provision for losses on loans                                     1,800       1,800
    Federal Home Loan Bank stock dividends                             (238)       (205)
    Investment securities dividends                                     (22)        (27)
    Gain on sale of mortgage-backed securities                         (724)        -
    Gain on sale of real estate                                          (9)       (206)
    Gain on sale of loans                                               (50)        (40)
     Proceeds from sale of loans in the secondary market              3,495       3,161
     Loans originated for sale in the secondary market               (3,445)     (3,416)
Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                             (781)        (26)
      Accrued interest receivable on mortgage-backed securities          85        (372)
      Prepaid expenses and other assets                                  56         (52)
      Accrued interest payable                                          553        (493)
      Other liabilities                                                (121)        699
      Federal income taxes
        Current                                                       1,052        (288)
        Deferred                                                       (300)        167
                                                                    -------     -------
     Net cash provided by operating activities                        3,707       2,429

Cash flows provided by (used in) investing activities:
  Purchase of investment in subsidiary                               (2,524)        -
  Purchase of mortgage-backed securities                            (43,806)   (100,973)
  Principal repayments on mortgage-backed securities                 31,249      15,117
  Proceeds from sale of mortgage-backed securities designated as
       available for sale                                            37,326         -
  Principal repayments on loans                                      89,395      94,222
  Loan disbursements                                               (127,900)   (117,549)
  Purchase of office premises and equipment                          (3,772)     (3,405)
  Proceeds from sale of real estate acquired through foreclosure        229         473
                                                                    -------     -------

     Net cash used in investing activities                          (19,803)   (112,115)
                                                                    -------     -------
     Net cash used in operating and investing activities
       (balance carried forward)                                    (16,096)   (109,686)


See notes to consolidated financial statements.

                    Peoples Community Bancorp, Inc.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  For the six months ended March 31,
                              (Unaudited)
                            (In thousands)

                                                                                        2005        2004
     Net cash used in operating and investing activities                            $(16,096)  $(109,686)
       (balance brought forward)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                    39,734       5,244
  Proceeds from Federal Home Loan Bank advances and other borrowings                 100,000     124,000
  Repayment of Federal Home Loan Bank advances and other borrowings                 (118,500)    (18,000)
  Proceeds from exercise of stock options                                                  3         -
  Shares acquired by ESOP                                                               (962)        -
  Dividends paid on common shares                                                     (1,170)        -
                                                                                    --------    --------
     Net cash provided by financing activities                                        19,105     111,244
                                                                                    --------    --------
Net increase in cash and cash equivalents                                              3,009       1,558

Cash and cash equivalents at beginning of period                                      14,430      10,023
                                                                                    --------    --------
Cash and cash equivalents at end of period                                          $ 17,439    $ 11,581
                                                                                    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                            $    200    $  1,000
                                                                                    ========    ========
    Interest on deposits and borrowings                                             $ 11,045    $ 10,220
                                                                                    ========    ========

Supplemental disclosure of noncash investing activities:
  Unrealized (losses) gains on securities designated as available
    for sale, net of related tax effects                                            $   (254)   $    723
                                                                                    ========    ========
  Transfers from loans to real estate acquired through foreclosure                  $  1,679    $    232
                                                                                    ========    ========
  Loans disbursed to facilitate sale of real estate acquired through foreclosure    $    987    $    339
                                                                                    ========    ========
  Loans disbursed to facilitate sale of real estate                                 $    -      $    490
                                                                                    ========    ========






See notes to consolidated financial statements.

                    Peoples Community Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   For the six and three month periods ended March 31, 2005 and 2004


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (" the Company") included in the Annual Report on Form 10-K for the year ended September 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six and three-month periods ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated statement of financial condition of the Company as of September 30, 2004 has been derived from the audited statement of financial condition of the Company as of that date.

2.  Business Combinations
    ---------------------

On May 4, 2005 the Company entered into a definitive agreement and plan of merger whereby the Company will acquire PFS Bancorp, Inc ("PFS"), the parent company of Peoples Federal Savings Bank ("Peoples Federal"). Peoples Federal operates three offices in the Southeast Indiana communities of Aurora, Rising Sun, and Vevay, offering a wide range of bank products and services. Under the terms of the agreement, the Company will pay $23.00 in cash for each of the outstanding common shares of PFS, resulting in aggregate merger consideration of approximately $33.8 million. The merger is expected to be consummated in our first fiscal quarter of 2006, pending approval by PFS shareholders, receipt of regulatory approvals and other customary conditions of closing. This transaction will be accounted for using the purchase method of accounting.

On January 14, 2005 the Company completed its previously announced stock purchase agreement with various stockholders of Columbia Bancorp, Inc., Cincinnati, Ohio, a closely held bank holding company, and acquired 69,925 shares held by these stockholders for an aggregate purchase price of $2.5 million. These shares represent approximately 38% of Columbia's presently issued and outstanding common stock. As a result, the Company became a bank holding company subject to the requirements of the Bank Holding Company Act of 1956 and is no longer a savings and loan holding company subject to the requirements of the Home Owners' Loan Act. The Company does not anticipate any significant changes to its operations as a result of this transaction. The investment in Columbia is recorded as an unconsolidated subsidiary using the equity method of accounting.

On December 17, 2004 the Company entered into a definitive agreement and plan of merger whereby the Company will acquire American State Corporation, the parent company of American State Bank ("American"). American operates three offices in the Southeast Indiana communities of Lawrenceburg, Aurora and Bright, offering a wide range of bank products and services.. Under the terms of the agreement, Peoples will pay $4.79 in cash for each of the 1,469,062 outstanding common shares of American. Based upon the outcome of certain specific events, common shareholders may receive up to an additional $.82 per share. American's outstanding preferred stock will be redeemed for cash at par value, totaling $700,000. This merger is expected to be consummated in the third fiscal quarter of 2005 pending regulatory approval and other customary conditions of closing. This transaction will be accounted for using the purchase method of accounting.

3.  Employee Stock Ownership Plan
    -----------------------------

In March 2005, the Company purchased 40,000 shares of Peoples
Community Bancorp, Inc. stock for its Employee Stock Ownership Plan at a weighted average price of $24.05 per share utilizing borrowings from Peoples Community Bancorp, Inc. totaling $962,000.

                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the six and three month periods ended March 31, 2005 and 2004

4.  Principles of Consolidation
    ---------------------------

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

5.  Earnings Per Share
    ------------------

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 70,975 and 19,040 unallocated ESOP shares as of March 31, 2005 and 2004, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:

                                    For the six months ended   For the three months ended
                                               March 31,                 March 31,
                                          2005         2004         2005         2004
Weighted-average common shares
  outstanding (basic)                3,858,704    2,495,960    3,857,871    2,498,340
Dilutive effect of assumed exercise
  of stock options                      40,638       36,639       41,068       34,778
                                     ---------    ---------    ---------   ----------
Weighted-average common shares
  outstanding (diluted)              3,899,342    2,532,599    3,898,939    2,533,118
                                     =========    =========    =========    =========

Options to purchase 26,391 shares of common stock at a weighted-average exercise price of $23.22 were outstanding at March 31, 2004, but were excluded from the computation of diluted earnings per share for the six and three month periods because the exercise price was greater than the average market price of the common shares.

6.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

There were no recent accounting pronouncements or developments through March 31, 2005 that would have a material effect on the Company's consolidated financial statements.

7.  Stock Option Plan
    ------------------

During fiscal 2001 the Board of Directors adopted the Peoples
Community Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant. Through March 31, 2005, the Company had granted options for 167,398 shares, net of forfeitures, under the Plan. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant. The remaining shares in the Plan may be granted to employees based on management's discretion.

The Company accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

It is the Company's policy to recognize expense related to the vesting of its stock options in accordance with the provisions of SFAS No.
123. Total expense recognized related to options for the six month periods ended March 31, 2005 and 2004 amounted to $93,000 and $94,000, respectively.
                                    9

                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the six and three month periods ended March 31, 2005 and 2004

7.  Stock Option Plan (continued)
    -----------------

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

A summary of the status of the Plan for the six months ended March 31, 2005 and for the fiscal years ended September 30, 2004 and 2003, is presented below:

                                      Six months ended                      Year ended
                                          March 31,                        September 30,
                                            2005                  2004                    2003
                                               Weighted-              Weighted-               Weighted-
                                                average                average                 average
                                                exercise               exercise                exercise
                                      Shares     price     Shares       price       Shares      price
Outstanding at beginning of period   170,336   $17.76     144,528     $16.75       120,329    $15.34
Granted                                  -        -        26,969      23.20        26,391     23.22
Exercised                               (208)   14.00         -         -             (468)    14.00
Forfeited                             (3,406)   20.61      (1,161)     18.60        (1,724)    17.99
                                     -------    -----     -------      -----       -------     -----
Outstanding at end of period         166,722   $17.70     170,336     $17.76       144,528    $16.75
                                     =======    =====     =======      =====       =======     =====
Options exercisable at period-end     74,305   $15.47      70,839     $15.53        42,152    $14.73
                                     =======    =====     =======      =====       =======     =====
Weighted-average fair value of
  options granted during the period            $ N/A                  $ 4.50                  $ 9.41
                                                =====                  =====                   =====

The weighted-average fair value of options granted during the 2004 period is lower than those in previous periods due to the current payment of dividends on the stock and the present value of these future dividend payments over the life of the option. In calculating the fair value of the options, the present value of these dividends reduces the final fair value of the options.

  The following information applies to options outstanding at March 31, 2005:

  Number outstanding                                                92,209
  Exercise price                                                    $14.00
  Weighted-average exercise price                                   $14.00
  Weighted-average remaining contractual life                   6.25 years
  Options exercisable at period end                                 59,302

  Number outstanding                                                74,513
  Range of exercise prices                                 $20.25 - $23.22
  Weighted-average exercise price                                   $22.29
  Weighted-average remaining contractual life                   8.29 years
  Options exercisable at period end                                 15,003

  Total number outstanding                                         166,722
  Weighted-average exercise price (all outstanding shares)          $17.70
  Weighted-average remaining contractual life                   7.16 years
  Options exercisable at period end                                 74,305


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

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.




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


Discussion of Financial Condition Changes from September 30, 2004 to March 31, 2005
--------------------------------------------------------------------

At March 31, 2005, the Company's assets totaled $910.2 million, an increase of $21.1 million, or 2.4%, compared to September 30, 2004. The increase in assets was comprised primarily of a $36.7 million, or 6.1% increase in loans receivable, which was partially offset by a $25.2 million or 11.1% decrease in mortgage-backed securities during the period. Proceeds from the sale and repayments of mortgage-backed securities totaling $68.6 million were utilized to fund loan originations and to repay advances from the Federal Home Loan Bank. Deposits increased by $39.7 million, or 8.4%, while advances from the Federal Home Loan Bank decreased by $18.5 million, or 5.7%

Cash and cash equivalents increased by $3.0 million or 20.9% over September 30, 2004 levels, to a total of $17.4 million at March 31, 2005. Mortgage-backed securities totaled $202.9 million at March 31, 2005, a decrease of $25.2 million, or 11.1%, compared to September 30, 2004. Sales of $37.3 million and repayments totaling $31.2 million were partially offset by purchases of $43.8 million in mortgage-backed securities during the period. The sales of mortgage-backed securities during the period were predicated on favorable market conditions.

Loans receivable totaled $636.2 million at March 31, 2005, an increase of $36.7 million, or 6.1%, over the September 30, 2004 levels. Loan disbursements totaling $127.9 million during the six-month period ended March 31, 2005 were partially offset by principal repayments of $89.4 million and sales of loans in the secondary market totaling $3.5 million. The Company's volume of loan disbursements increased by $10.4 million, or 8.8%,

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2004 to March 31, 2005 (continued)
--------------------------------------------------------------------

compared to the loan origination volume in the six month period ended March 31, 2004, due primarily to the current interest rate environment and increased draws on construction loans. Loan disbursements were comprised of $36.3 million of loans secured by one-to-four-family residential real estate including $8.1 million in construction loan draws, $20.5 million of loans secured by multi-family real estate, including $2.6 million in construction loan draws, $46.7 million of loans secured by commercial real estate and land, including $10.5 million in construction loan draws and $24.4 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $11.9 million at March 31, 2005, compared to $11.0 million at September 30, 2004. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, as well as an increase in internally classified loans, $1.8 million was added to the allowance through the provision for losses on loans during the six months ended March 31, 2005, while approximately $936,000 of loans were charged-off during the same period. The charged-off loans were comprised of $118,000 in loans secured by one-to-four-family residential real estate, and $818,000 in loans secured by multi-family residential real estate. The $818,000 charge-off on the multi-family residential real estate property resulted from a new appraisal obtained on a property which was subsequently acquired through foreclosure during the period.

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

Nonaccruing loans totaled $4.8 million and $6.0 million at March 31, 2005 and September 30, 2004, respectively or .8% and 1.2%, respectively, of net loans at such dates. Nonaccruing loans at March 31, 2005 consisted of approximately $2.4 million of one-to-four-family residential loans, $2.0 million in multi-family residential loans, $250,000 in loans secured by commercial real estate and land and $148,000 in commercial and consumer loans.

The Bank's classified loans increased by $7.6 million, or 59.4%, to a total of $20.5 million at March 31, 2005, compared to $12.9 million at September 30, 2004. Loans classified as special mention decreased by $1.6 million to a total of $2.7 million at March 31, 2005, loans classified as substandard increased by $8.9 million to a total of $16.6 million at March 31,2005, while loans classified as loss increased by $371,000 to a total of $1.2 million at March 31, 2005. Classified one-to-four family and multi-family residential real estate loans increased by $4.5 million primarily due to cash flow difficulties with borrowers on non-owner occupied properties. Classified non-residential real estate and land loans increased by $2.5 million during the period primarily due to financial problems of a builder and developer of existing properties for re-sale. This borrower has obtained additional financial stability through a partnership with another investor and has restructured a portion of the borrowings with the Company. Classified commercial and other loans increased $629,000 due primarily to borrowers experiencing business cash flow difficulties. As of the date of this report, it is management's belief that the nonaccruing and classified loans are adequately reserved and no material unreserved losses are presently anticipated on these loans.

The allowance for loan losses represented 1.62% and 1.64% of total loans at March 31, 2005 and September 30, 2004, respectively. The allowance for loan losses represented 247.2% and 182.9% of nonperforming loans as of March 31, 2005 and September 30, 2004, respectively. Although management believes that the allowance for loan losses at March 31, 2005 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2004 to March 31, 2005 (continued)
--------------------------------------------------------------------

Deposits totaled $512.2 million at March 31, 2005, an increase of $39.7 million, or 8.4%, over September 30, 2004 levels. The increase in deposits was due primarily to management's continuing focus on deposit growth through marketing and pricing strategies and the addition of one new branch location during the period.

Advances from the Federal Home Loan Bank and other borrowings totaled $306.0 million at March 31, 2005, a decrease of $18.5 million, or 5.7%, compared to September 30, 2004 totals. Proceeds from the sales and repayments of mortgage-backed securities, as discussed earlier, were partially utilized to pay down advances during the period.

Stockholders' equity totaled $75.1 million, or 8.3% of total assets, at March 31, 2005, a decrease of $657,000, or .9%, from September 30, 2004 levels. The decline resulted primarily from dividends paid of $1.2 million, the purchase of shares for the Company's Employee Stock Ownership Plan totaling $962,000 and a $254,000 decrease attributable to the change in unrealized losses on available for sale securities, which were partially offset by net earnings of $1.5 million and the expense amortization effects of the stock benefit and option plans totaling $197,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2005, the Bank's regulatory capital exceeded each of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2005 and 2004
-----------------------------------------------------------------

General
-------

Net earnings amounted to $594,000 for the three months ended March 31, 2005, a decrease of $69,000, or 10.4%, compared to the $663,000 of net earnings reported for the same period in 2004. The decrease in earnings resulted primarily from a $417,000 or 12.2% increase in general administrative and other expenses, which was partially offset by a $168,000 or 3.3% increase in net interest income, a $136,000 or 67.7% increase in other income and a $44,000 or 12.9% decrease in federal income taxes.

Net Interest Income
-------------------

Interest income on loans increased by $1.5 million, or 18.0% during the three-month period ended March 31, 2005, compared to the 2004 period, due primarily to a $57.2 million, or 9.9%, increase in the average portfolio balance outstanding, coupled with a 44 basis point increase in the weighted-average yield, to 6.32% for the 2005 period. The increase in the average balance was due primarily to the Company's strong loan origination volume during the quarter. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations in higher yielding loan products.

Interest income on mortgage-backed securities decreased by $260,000, or 18.4% during the 2005 quarter compared to the same period in 2004, due primarily to a $19.5 million, or 9.2%, decrease in the average balance outstanding, coupled with a 27 basis point decrease in the weighted-average yield, to 2.38% in the 2005 period. The decrease in the average balance outstanding was due primarily to a higher level of principal repayments period to period and the sales of mortgage-backed securities in the first fiscal quarter of 2005 due to favorable market conditions. However. management also purchased $22.4 million of adjustable-rate mortgage-backed securities during the three months ended March 31, 2005, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the direct or implicit guaranty of government-sponsored agencies.

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2005 and 2004 (continued)
-----------------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest income on investment securities and interest-bearing deposits and other increased by $25,000, or 18.5%, due primarily to a 39 basis point increase in the weighted-average yield, coupled with an increase of approximately $1.0 million, or 6.4%, in the average balance outstanding for the 2005 period. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $651,000, or 23.0%, due primarily to a 32 basis point increase in the weighted-average cost of deposits, to 2.86% and an increase of $42.4 million or 9.5%, in the average balance of deposits outstanding period to period. These increases are the result of management's marketing efforts and pricing strategies implemented to be competitive and to promote deposit growth. Interest expense on borrowings increased by $473,000, or 22.7%, due primarily to an 82 basis point increase in the average cost of borrowings, to 3.32% for the 2005 period, which was partially offset by a $25.2 million, or 7.6%, decrease in the average balance of borrowings outstanding period to period. Proceeds from deposit growth and mortgage-backed securities sales and repayments were partially utilized to repay borrowings. The increase in the average cost of borrowings was due primarily to the increase in the interest rate environment and its effect on the Company's overnight advances during the 2005 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $168,000, or 3.3%, to a total of $5.3 million for the three months ended March 31, 2005, compared to the same period in 2004. The interest rate spread decreased to 2.33% for the three months ended March 31, 2005, from 2.45% for the comparable 2004 period, while the net interest margin decreased to 2.50% for the three months ended March 31, 2005, compared to 2.54% for the same period in 2004.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $900,000 for each of the three-month periods ended March 31, 2005 and 2004. The provision recorded during the three-month period ended March 31, 2005 was predicated primarily upon the change in the Bank's loan portfolio mix taking into account the increase in loans secured by nonresidential real estate and land, unsecured commercial lines of credit and consumer loans as well as an increase in both the overall loan portfolio and the level of the Bank's classified assets period to period. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.



                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2005 and 2004 (continued)
-----------------------------------------------------------------

Other Income
------------

Other income totaled $337,000 for the three months ended March 31, 2005, an increase of $136,000, or 67.7%, compared to the $201,000 recorded for the same period in 2004. The increase was primarily due to $47,000 in income from the Company's equity investment in Columbia Bancorp, Inc., an $84,000 or 49.1% increase in other operating income and a $9,000 gain recorded on the sale of real estate acquired through foreclosure. The increase in other operating income resulted primarily from increases in fees related to the growth of loans and deposit transactions from period to period.


General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $3.8 million for the three months ended March 31, 2005, an increase of $417,000, or 12.2%, compared to the same period in 2004. This increase resulted primarily from an increase of $222,000, or 12.0%, in employee compensation and benefits, an increase of $115,000, or 21.9%, in occupancy and equipment, and an increase of $124,000, or 20.2% in other operating expense, which were partially offset by a $44,000 or 17.5% decrease in data processing expense.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the overall growth and branch structure of the Bank, normal merit increases, and an increase in health insurance costs and other employee benefits. The number of employees has increased from 130 to 144, or 10.8% from March 31, 2004 to March 31, 2005. The increase in occupancy and equipment expense primarily reflects costs associated with software and technology upgrades and increased depreciation and maintenance costs associated with the Company's new branch offices. The increase in other operating expense was due primarily to an increase in costs related to maintaining real estate acquired through foreclosure, increased costs for maintaining compliance with section 404 of the Sarbanes Oxley Act and other operating costs associated with the Company's overall growth year to year. The decrease in data processing expense reflects lower base costs associated with changing to a new core processor, which was partially offset by an increase in transaction volume and services offered quarter to quarter.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $297,000 for the three months ended March 31, 2005, a decrease of $44,000, or 12.9%, compared to the $341,000 provision recorded in the same period in 2004. This decrease was primarily due to a decrease in pre-tax earnings of $113,000, or 11.3%. The Company's effective tax rate was 33.3% and 34.0% for the three-month periods ended March 31, 2005 and 2004, respectively.








                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Operating Results for the Six-Month Periods Ended March 31, 2005 and 2004
---------------------------------------------------------------------

General
-------

Net earnings amounted to $1.5 million for the six months ended March 31, 2005, an increase of $31,000, or 2.1%, compared to net earnings reported for the same period in 2004. The increase in earnings resulted primarily from a $714,000 or 119.8% increase in other income and a $334,000 or 3.3% increase in net interest income, which was partially offset by a $1.1 million or 15.1% increase in general administrative and other expenses.

Net Interest Income
-------------------

Interest income on loans increased by $2.4 million, or 14.2% during the six-month period ended March 31, 2005, compared to the 2004 period, due primarily to a $52.8 million, or 9.2%, increase in the average portfolio balance outstanding, coupled with a 27 basis point increase in the weighted-average yield, to 6.22% for the 2005 period. The increase in the average balance was due primarily to the Company's steady loan origination volume. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations in higher yielding loan products.

Interest income on mortgage-backed securities decreased by $246,000, or 9.4% during the six-month period, due primarily to a 27 basis point decrease in the weighted-average yield, to 2.41% in the 2005 period, which was partially offset by a $1.7 million, or .9%, increase in the average balance outstanding. Management purchased $43.8 million of adjustable-rate mortgage-backed securities during the six months ended March 31, 2005, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the direct or implicit guaranty of government-sponsored agencies. Additionally, management sold $37.3 million of adjustable-rate mortgage-backed securities during the period to take advantage of fluctuations in the securities market.













                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2005 and 2004 (continued)
---------------------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest income on investment securities and interest-bearing deposits and other increased by $43,000, or 15.9%, due primarily to a 36 basis point increase in the weighted-average yield, coupled with an increase of approximately $833,000, or 5.2%, in the average balance outstanding for the fiscal 2005 period. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $1.0 million, or 17.9%, due primarily to a 23 basis point increase in the weighted-average cost of deposits, to 2.78% and an increase of $34.7 million or 7.8%, in the average balance of deposits outstanding period to period. These increases are the result of management's marketing efforts and pricing strategies implemented to be competitive and promote deposit growth. Interest expense on borrowings increased by $863,000, or 21.1%, due primarily to a 57 basis point increase in the average cost of borrowings, to 3.20% for the 2005 period, which was partially offset by a $1.4 million, or .5%, decrease in the average balance of borrowings outstanding period to period. Proceeds from deposit growth and mortgage-backed security sales and repayments were partially utilized to repay borrowings. The increase in the average cost of borrowings was due primarily to the increase in the interest rate environment and its effect on the Company's overnight advances during the fiscal 2005 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $334,000, or 3.3%, to a total of $10.5 million for the six months ended March 31, 2005, compared to the same period in 2004. The interest rate spread decreased to 2.32% for the six months ended March 31, 2005, from 2.50% for the comparable 2004 period, while the net interest margin decreased to 2.51% for the six months ended March 31, 2005, compared to 2.60% for the same period in 2004.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.8 million for each of the six-month periods ended March 31, 2005 and 2004. The provision recorded during the six-month period ended March 31, 2005 was predicated primarily upon the change in the Bank's loan portfolio mix taking into account the increase in loans secured by nonresidential real estate and land, unsecured commercial lines of credit and consumer loans as well as an increase in both the overall loan portfolio and the level of the Bank's classified assets period to period. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2005 and 2004 (continued)
---------------------------------------------------------------------

Other Income
------------

Other income totaled $1.3 million for the six months ended March 31, 2005, an increase of $714,000, or 119.8%, compared to the $596,000 recorded for the same period in 2004. The increase was primarily due to gains recorded on sales of mortgage-backed securities totaling $724,000 in the current period, a $130,000 or 37.1% increase in other operating income, a $10,000 or 25.0% increase in gains on sales of loans in the secondary market and income from the Company's equity investment in Columbia Bancorp, Inc., totaling $47,000 for the period, which were partially offset by the absence of a $206,000 gain on sale of real estate recorded in the same period in 2004. The gain on sale of mortgage-backed securities in the 2005 period resulted from the sale of $37.3 million of adjustable rate mortgage-backed securities, while the increase in other operating income resulted primarily from increases in fees related to the growth of loans and deposit transactions from period to period.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $7.7 million for the six months ended March 31, 2005, an increase of $1.0 million, or 15.1%, compared to the same period in 2004. This increase resulted primarily from an increase of $405,000, or 11.1%, in employee compensation and benefits, an increase of $301,000, or 30.2%, in occupancy and equipment, and an increase of $297,000, or 24.9% in other operating expense and an $11,000 or 2.2% increase in data processing expense.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the overall growth and branch structure of the Bank, normal merit increases, and an increase in health insurance costs and other employee benefits. The number of employees has increased from 130 to 144, or 10.8% from March 31, 2004 to March 31, 2005. The increase in occupancy and equipment expense primarily reflects costs associated with software and technology upgrades, including the purchase of a new asset and liability management product and increased depreciation and maintenance costs associated with the Company's new branch offices. The increase in other operating expense was due primarily to an increase in costs related to maintaining real estate acquired through foreclosure, increased costs for maintaining compliance with section 404 of the Sarbanes Oxley Act and other operating costs associated with the Company's overall growth year to year. The increase in data processing expense is due to additional costs associated with the conversion to a new core processor and providing internet banking to the Company's customers, which were partially offset by reduced base costs of the core processing in the current period.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $779,000 for the six months ended March 31, 2005, an increase of $7,000, or .9%, compared to the $772,000 provision recorded in the same period in 2004. This increase was primarily due to a increase in pre-tax earnings of $38,000, or 1.7%. The Company's effective tax rate was 33.8% and 34.0% for the six-month periods ended March 31, 2005 and 2004, respectively.





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

                                PART II

ITEM 1.   Legal Proceedings
          -----------------

          Not applicable

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

                                                         Number of ESOP
                                                        shares purchased      Shares yet to
                     Number of ESOP    Average price   as part of publicly   be purchased by
     Period         shares purchased   paid per share    announced plan      ESOP under plan
--------------------------------------------------------------------------------------------
     March 1, 2005-
     March 31, 2005     40,000             $24.05         40,000                   N/A



          On June 1, 2004 and March 1, 2005, Peoples Community Bancorp, Inc. announced its intention to purchase 40,000 shares of its common stock on the open market to fund its employee stock ownership plan. The total purchase amounted to $962,000 and all shares approved for purchase have been acquired as of March 31, 2005.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On February 16, 2005, the Company held its Annual Meeting of Shareholders. Two matters were submitted to the shareholder's for a vote. The shareholders elected three directors to terms expiring in 2008 by the following votes:

                                   FOR                 WITHHELD
                                   ---                 --------

          Donald L. Hawke          3,376,135           68,207
          James R. Vandergrift     3,378,625           65,717
          Thomas J. Noe            3,392,895           51,447

          The shareholders also ratified the selection of BKD, LLP as the Company's auditors for the 2005 fiscal year by the following vote:

                          For: 3,434,835    Against: 950    Abstain: 8,557







                    Peoples Community Bancorp, Inc.

                          PART II(Continued)



ITEM 5.   Other Information
          -----------------

          Not applicable

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





Date:      May 13, 2005              By: /s/Jerry D. Williams
                                         ---------------------------
                                         Jerry D. Williams
                                         President



Date:      May 13, 2005              By: /s/Teresa A. O'Quinn
                                         ---------------------------
                                         Teresa A. O'Quinn
                                         Chief Financial Officer