Form 10-Q
period 2005-06-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2005-08-15
CIK 1100983

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005
                              ______________________________________

                                  OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _______________


Commission File No. 000-29949
                    _________


                   PEOPLES COMMUNITY BANCORP, INC.
______________________________________________________________________________
        (Exact name of registrant as specified in its charter)


           Maryland                                            31-1686242
________________________________                      ________________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Number)



          6100 West Chester Road, West Chester, Ohio  45069
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

As of August 12, 2005, the latest practicable date, 4,422,733 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                    Peoples Community Bancorp, Inc.

                              INDEX

                                                                        Page
                                                                        ----
PART I   -   FINANCIAL INFORMATION

               Condensed Consolidated Statements of Financial Condition    3

               Condensed Consolidated Statements of Earnings               4

               Condensed Consolidated Statements of Comprehensive Income   5

               Condensed Consolidated Statements of Cash Flows             6

               Notes to Consolidated Financial Statements                  8

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        13

PART II -      OTHER INFORMATION                                          24

SIGNATURES                                                                25




















                                   Peoples Community Bancorp, Inc.

                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (In thousands, except share data)

                                                                                              June 30,  September 30,
     ASSETS                                                                                       2005          2004

                                                                                            (Unaudited)
Cash and due from banks                                                                     $   10,580    $   10,807
Interest-bearing deposits in other financial institutions                                        3,631         3,623
                                                                                               -------       -------
     Cash and cash equivalents                                                                  14,211        14,430

Investment securities designated as available for sale - at market                               7,667         1,069
Mortgage-backed securities and collateralized mortgage obligations
   designated as available for sale - at market                                                214,130       228,085
Loans receivable - net of allowance for loan losses of $12.8 million and $11.0 million         691,578       599,466
Office premises and equipment - at depreciated cost                                             23,666        17,816
Real estate held for sale                                                                          897           -
Real estate acquired through foreclosure                                                           604           301
Federal Home Loan Bank stock - at cost                                                          11,734        10,841
Accrued interest receivable on loans                                                             3,763         2,721
Accrued interest receivable on mortgage-backed securities and
  other investments                                                                                918           878
Prepaid expenses and other assets                                                                4,104         1,206
Goodwill and other intangible assets                                                            11,829         6,089
Prepaid federal income taxes                                                                     1,531         2,114
Deferred federal income taxes                                                                    4,976         4,105
                                                                                               -------       -------
     Total assets                                                                           $  991,608    $  889,121
                                                                                               =======       =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                    $  582,443    $  472,436
Advances from the Federal Home Loan Bank                                                       299,474       324,500
Guaranteed preferred beneficial interests in junior subordinated debentures                     28,351        12,887
Accrued interest payable                                                                           574           228
Other liabilities                                                                                4,407         3,295
                                                                                               -------       -------
     Total liabilities                                                                         915,249       813,346

Commitments and contingent liabilities                                                             -             -

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
   3,922,733 and 3,898,910 shares issued at June 30, 2005 and September 30,
   2004, respectively                                                                               39            39
  Additional paid-in capital                                                                    52,499        51,901
  Retained earnings - restricted                                                                25,374        24,891
  Shares acquired by stock benefit plan                                                         (1,540)         (723)
  Accumulated comprehensive loss, unrealized losses on
    securities designated as available for sale, net of related tax effects                        (13)         (333)
                                                                                               -------       -------
     Total stockholders' equity                                                                 76,359        75,775
                                                                                               -------       -------
     Total liabilities and stockholders' equity                                             $  991,608    $  889,121
                                                                                               =======       =======

See notes to condensed consolidated financial statements.

                    Peoples Community Bancorp, Inc.

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
                   (In thousands, except share data)

                                                                          Nine months ended     Three months ended
                                                                               June 30,               June 30,
                                                                           2005        2004      2005         2004
Interest income
  Loans                                                               $  30,017    $ 25,771  $ 10,599     $  8,761
  Mortgage-backed securities and collateralized mortgage obligations      3,719       3,765     1,340        1,140
  Investment securities                                                      55          31        32            6
  Interest-bearing deposits and other                                       482         378       192          133
                                                                         ------      ------    ------       ------
     Total interest income                                               34,273      29,945    12,163       10,040

Interest expense
  Deposits                                                               10,517       8,491     3,864        2,846
  Borrowings                                                              7,772       6,115     2,827        2,033
                                                                         ------      ------    ------       ------
     Total interest expense                                              18,289      14,606     6,691        4,879
                                                                         ------      ------    ------       ------

     Net interest income                                                 15,984      15,339     5,472        5,161

Provision for losses on loans                                             2,700       2,700       900          900
                                                                         ------      ------    ------       ------
     Net interest income after provision
       for losses on loans                                               13,284      12,639     4,572        4,261

Other income
  Gain on sale of loans                                                      69          87        19           47
  Gain on sale of mortgage-backed securities                                724         -         -            -
  Equity in earnings of unconsolidated subsidiary                            88         -          41
  Gain on sale of real estate                                                 9         206       -
  Other operating                                                           748         539       268          189
                                                                         ------      ------    ------       ------
     Total other income                                                   1,638         832       328          236

General, administrative and other expense
  Employee compensation and benefits                                      6,141       5,509     2,072        1,845
  Occupancy and equipment                                                 1,916       1,539       617          541
  Franchise taxes                                                           528         532       180          180
  Data processing                                                           672         740       162          241
  Other operating                                                         2,281       1,744       793          553
                                                                         ------      ------    ------       ------
     Total general, administrative and other expense                     11,538      10,064     3,824        3,360
                                                                         ------      ------    ------       ------

     Earnings before income taxes                                         3,384       3,407     1,076        1,137

Federal income taxes
  Current                                                                 1,589       1,310       510          705
  Deferred                                                                 (444)       (152)     (144)        (319)
                                                                         ------      ------    ------       ------
Total federal income taxes                                                1,145       1,158       366          386
                                                                         ------      ------    ------       ------
     NET EARNINGS                                                      $  2,239    $  2,249  $    710     $    751
                                                                         ======      ======    ======       ======
     EARNINGS PER SHARE
       Basic                                                               $.58        $.79      $.19         $.21
                                                                            ===         ===       ===          ===
       Diluted                                                             $.57        $.78      $.18         $.21
                                                                            ===         ===       ===          ===
DIVIDENDS PER SHARE                                                        $.45        $.15      $.15         $.15
                                                                            ===         ===       ===          ===


See notes to condensed consolidated financial statements.


                    Peoples Community Bancorp, Inc.

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Unaudited)
                            (In thousands)

                                                                 For the nine months        For the three months
                                                                    ended June 30,               ended June 30,
                                                                  2005         2004          2005          2004
Net earnings                                                    $2,239      $ 2,249         $ 710       $   751

Reclassification adjustment for realized gains included in
    earnings, net of taxes of $246 for the 2005 period            (478)          -             -             -
                                                                 -----        -----          ----         -----
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $411, $(196), $296
     and  $(568)  for  the respective periods                      798         (380)          574        (1,103)
                                                                 -----        -----          ----         -----

Comprehensive income                                            $2,559      $ 1,869        $1,284       $  (352)
                                                                 =====        =====         =====         =====
Accumulated comprehensive income (loss)                         $  (13)     $(1,069)       $  (13)      $(1,069)
                                                                 =====        =====         =====         =====






















See notes to condensed consolidated financial statements.



                    Peoples Community Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                  For the nine months ended June 30,
                            (In thousands)

                                                                        2005       2004
Cash flows provided by (used in) operating activities:                 <c>        <c>
  Net earnings for the period                                        $ 2,239    $ 2,249
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
       mortgage-backed securities, net                                 1,320        909
    Amortization of deferred loan origination fees                    (1,910)    (1,208)
    Amortization expense of stock benefit plan                           476        416
    Compensation expense related to vested stock options                 122        138
    Depreciation and amortization - net                                1,460      1,469
    Provision for losses on loans                                      2,700      2,700
    Federal Home Loan Bank stock dividends                              (373)      (310)
    Investment securities dividends                                      (34)       (40)
    Gain on sale of mortgage-backed securities                          (724)       -
    Gain on sale of real estate                                           (9)      (206)
    Gain on sale of loans                                                (69)       (87)
     Proceeds from sale of loans and loan participations               4,825      7,135
     Loans originated for sale in the secondary market                (4,927)    (7,095)
Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                              (829)      (543)
      Accrued interest receivable on mortgage-backed securities           40       (315)
      Prepaid expenses and other assets                                 (697)      (438)
      Accrued interest payable                                           195       (655)
      Other liabilities                                                1,013      1,703
      Federal income taxes
        Current                                                        1,046     (1,606)
        Deferred                                                        (444)      (152)
                                                                     -------    -------
     Net cash provided by operating activities                         5,420      4,064

Cash flows provided by (used in) investing activities:
  Purchase of investment in subsidiary                                (2,524)       -
  Purchase of mortgage-backed securities                             (72,761)  (109,269)
  Principal repayments on mortgage-backed securities                  51,893     33,476
  Proceeds from sale of mortgage-backed securities designated as
       available for sale                                             37,326        -
  Principal repayments on loans                                      172,618    164,950
  Loan disbursements                                                (232,082)  (195,845)
  Purchase of office premises and equipment                           (6,352)    (4,696)
  Proceeds from sale of real estate acquired through foreclosure         805        987
  Purchase of Federal Home Loan Bank stock                               -         (196)
  Cash received in acquisition of American State Corporation           8,349        -
                                                                     -------    -------
     Net cash used in investing activities                           (42,728)  (110,593)
                                                                     -------    -------
     Net cash used in operating and investing activities
       (balance carried forward)                                     (37,308)  (106,529)


See notes to condensed consolidated financial statements.


                       Peoples Community Bancorp, Inc.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      For the nine months ended June 30,
                                 (Unaudited)
                                (In thousands)

                                                                              2005          2004
     Net cash used in operating and investing activities                 $ (37,308)   $ (106,529)
       (balance brought forward)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                          52,197         8,442
  Proceeds from Federal Home Loan Bank advances and other borrowings       170,000       153,000
  Repayment of Federal Home Loan Bank advances and other borrowings       (198,000)      (77,400)
  Proceeds from issuance of common stock                                       -          26,866
  Proceeds from issuance of junior subordinated debentures                  15,464           -
  Proceeds from exercise of stock options                                      146           -
  Shares acquired by ESOP                                                     (962)         (700)
  Dividends paid on common stock                                            (1,756)         (583)
                                                                           -------       -------

     Net cash provided by financing activities                              37,089       109,625
                                                                           -------       -------

Net increase (decrease) in cash and cash equivalents                          (219)        3,096

Cash and cash equivalents at beginning of period                            14,430        10,023
                                                                           -------       -------

Cash and cash equivalents at end of period                               $  14,211    $   13,119
                                                                           =======       =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                 $     700    $    2,000
                                                                           =======       =======

    Interest on deposits and borrowings                                  $  17,943    $   15,261
                                                                           =======       =======

Supplemental disclosure of noncash investing activities:
  Unrealized (losses) gains on securities designated as available
    for sale, net of related tax effects                                 $     320    $     (380)
                                                                           =======       =======

  Transfers from loans to real estate acquired through foreclosure       $   1,854    $      513
                                                                           =======       =======

  Loans disbursed to facilitate sale of real estate acquired through
    foreclosure                                                          $     987    $      339
                                                                           =======       =======

  Loans disbursed to facilitate sale of real estate                      $     -      $      490
                                                                           =======       =======







See notes to condensed consolidated financial statements.





                    Peoples Community Bancorp, Inc.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (" the Company") included in the Annual Report on Form 10-K for the year ended September 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine and three-month periods ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated statement of financial condition of the Company as of September 30, 2004 has been derived from the audited statement of financial condition of the Company as of that date.

2.  Business Combinations
    ---------------------

On May 4, 2005, the Company entered into a definitive agreement and plan of merger whereby the Company will acquire PFS Bancorp, Inc ("PFS"), the parent company of Peoples Federal Savings Bank ("Peoples Federal"). Peoples Federal operates three offices in the Southeast Indiana communities of Aurora, Rising Sun, and Vevay, offering a wide range of bank products and services. Under the terms of the agreement, the Company will pay $23.00 in cash for each of the outstanding common shares of PFS, resulting in aggregate merger consideration of approximately $33.8 million. The merger is expected to be consummated in our first fiscal quarter of 2006, pending approval by PFS shareholders, receipt of regulatory approvals and other customary conditions of closing. This transaction will be accounted for using the purchase method of accounting.

On June 10, 2005, Peoples Community Bank ("the Bank") acquired American State Corporation, the parent company of American State Bank ("American") with three branch offices in the Southeast Indiana communities of Lawrenceburg, Aurora and Bright. The Bank paid $4.79 in cash for each of the 1,469,062 outstanding common shares of American. American's outstanding preferred stock was redeemed for cash at par value, totaling $700,000. The expansion in this Southeast Indiana community further enhances Peoples Community Bank's ability to increase its market share and scale of operations, as well as expand its distribution network within the greater Cincinnati area.

The acquisition of American was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets and liabilities purchased will be amortized over the estimated useful lives of the related assets and liabilities.
The excess of the purchase price over the estimated fair value of the underlying net assets totaling an estimate of $4.2 million was allocated to goodwill. Additionally, core deposit intangibles estimated at $1.5 million were recognized and will be amortized over 7 years using the sum-of-the-year method. American's results of operations and financial position were included in the Company's consolidated financial statements beginning June 11, 2005. The table on the following page summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing valuations of certain assets and liabilities; thus, the allocation of the purchase price is subject to refinement.




                    Peoples Community Bancorp, Inc.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  Business Combinations (continued)
    ---------------------------------
                                                                (In thousands)

     Cash and cash equivalents                                    $  16,086
     Investment securities available for sale                         6,551
     Mortgage backed securities and collateralized
        mortgage obligations - designated as available for sale       2,628
     Loans receivable                                                34,859
     Office premises and equipment                                    1,185
     Real estate acquired through foreclosure                           177
     Federal Home Loan Bank stock                                       520
     Goodwill                                                         4,240
     Core deposit intangible                                          1,500
     Other assets                                                     1,025
                                                                     ------
               Total assets acquired                              $  68,771
                                                                     ------

     Deposits                                                     $  57,810
     Borrowings                                                       2,974
     Other Liabilities                                                  250
                                                                     ------
               Total liabilities acquired                         $  61,034
                                                                     ------

               Total purchase price                               $   7,737
                                                                     ======

The following pro forma information, included the effect of the purchase accounting adjustments, depicts the results of operations as though the merger had taken place at the beginning of each period.

                                                                    Nine Months Ended    Three Months Ended
                                                                         June 30,             June 30,
                                                                      2005      2004      2005        2004
                                                                     (in thousands)        (in thousands)
     Total interest income                                         $36,702   $32.842   $12,833     $11,013
     Total interest expense                                         19,036    15,297     6,923       5,120
                                                                    ------    ------    ------      ------
          Net interest income                                       17,666    17,545     5,910       5,894

     Provision for losses on loans                                   5,048     2,766     2,487         923
     Other income                                                    2,035     1,389       438         379
     General, administrative and other expense                      14,587    12,003     4,514       4,161
                                                                    ------    ------    ------      ------
          Earnings before income taxes                                  67     4,165      (653)      1,189

     Federal income taxes                                              137     1,309      (218)        411
                                                                    ------    ------    ------      ------
          Net earnings                                             $   (70)  $ 2,856   $  (436)    $   779
                                                                    ======    ======    ======      ======
          Pro forma basic earnings per share (in whole dollars)      $(.02)    $1.00     $(.11)       $.22
          Pro forma diluted earnings per share (in whole dollars)    $(.02)    $ .99     $(.11)       $.22


The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the date indicated or which may be obtained in the future. For the three and nine months ending June 30, 2005, American State Bank expensed $1.6 million and $2.3 million, respectively, due to insufficient allowances to cover loan losses.

                    Peoples Community Bancorp, Inc.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   Employee Stock Ownership Plan
     -----------------------------

In March 2005, the Company purchased 40,000 shares of Peoples
Community Bancorp, Inc. stock for its Employee Stock Ownership Plan at a weighted average price of $24.05 per share utilizing borrowings from Peoples Community Bancorp, Inc. totaling $962,000.


4.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and Peoples Community Bank ("the Bank"), its wholly-owned subsidiary. All significant intercompany items have been eliminated. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, Peoples Bancorp Capital Trust I was deconsolidated as of June 30, 2004, with the Company accounting for its investment in Peoples Community Bancorp Capital Trust I as an asset, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but eliminated its common stock investment.

5.  Earnings Per Share
    ------------------

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 69,100 and 49,280 unallocated ESOP shares as of June 30, 2005 and 2004, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and Management Recognition Plan
("MRP").   The computations were as follows:

                                       For the nine months ended    For the three months ended
                                                  June 30,                     June 30,
                                            2005           2004          2005           2004
Weighted-average common shares
  outstanding (basic)                  3,863,820      2,843,156     3,831,943      3,541,441
Dilutive effect of assumed exercise
  of stock options and MRP                35,815         41,819        35,815         40,257
Weighted-average common shares
  outstanding (diluted)                3,899,635      2,884,975     3,867,758      3,581,698


Options to purchase 49,053 shares of common stock and MRP awards of 14,486 shares at a weighted-average price of $23.21 were outstanding at June 30, 2005, but were excluded from the computation of diluted earnings per share for the nine and three month periods because the exercise price was greater than the average market price of the common shares.

Options to purchase 26,050 shares of common stock and MRP awards of 8,955 shares at a weighted-average price of $23.22 were outstanding at June 30, 2004, but were excluded from the computation of diluted earnings per share for the nine and three month periods because the exercise price was greater than the average market price of the common shares.


6.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

There were no recent accounting pronouncements or developments through June 30, 2005 that would have a material effect on the Company's consolidated financial statements.




                    Peoples Community Bancorp, Inc.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  Stock Option Plan
    -----------------

During fiscal 2001 the Board of Directors adopted the Peoples Community Bancorp, Inc. 2001 Stock Option and Incentive Plan (the "2001 Plan") that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant. Through June 30, 2005, the Company has granted options for all authorized shares under the 2001 Plan. The 2001 Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant.

The Company accounts for the 2001 Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

It is the Company's policy to recognize expense related to the vesting of its stock options in accordance with the provisions of SFAS No.
123. Total expense recognized related to options for the nine month periods ended June 30, 2005 and 2004 amounted to $122,000 and $138,000, respectively.

The fair value of the option grants are estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal years 2005, 2004 and 2003: dividend yield of 3.8% for 2005, dividend yield of 2.5% for 2004 and no dividend yield for 2003; expected volatility of 19.5%, 26.6% and 21.4% respectively; a risk-free interest rate of 4.0%, 4.6% and 3.6%, respectively, and an expected life of ten years for all grants.

A summary of the status of the 2001 Plan for the nine months ended June 30, 2005 and for the fiscal years ended September 30, 2004 and 2003, is presented below:

                                       Nine months ended                Year ended
                                            June 30,                   September 30,
                                              2005               2004              2003
                                                Weighted-          Weighted-         Weighted-
                                                 average            average           average
                                                 exercise           exercise          exercise
                                        Shares     price    Shares    price    Shares   price
Outstanding at beginning of period     170,336    $17.76   144,528   $16.75   120,329  $15.34
Granted                                 35,208     19.92    26,969    23.20    26,391   23.22
Exercised                              (10,396)    14.00       -        -        (468)  14.00
Forfeited                               (8,239)    20.39    (1,161)   18.60    (1,724)  17.99
                                       -------     -----   -------    -----   -------   -----
Outstanding at end of period           186,909    $18.26   170,336   $17.76   144,528  $16.75
                                       =======     =====   =======    =====   =======   =====
Options exercisable at period-end       94,366    $16.42    70,839   $15.53    42,152  $14.73
                                       =======     =====   =======    =====   =======   =====
Weighted-average fair value of
  options granted during the period               $ 4.17             $ 4.50            $ 9.41
                                                   =====              =====             =====

The weighted-average fair value of options granted during the 2005 and 2004 periods are lower than those in previous periods due to the current payment of dividends on the stock and the present value of these future dividend payments over the life of the option. In calculating the fair value of the options, the present value of these dividends reduces the final fair value of the options.




                    Peoples Community Bancorp, Inc.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




7.  Stock Option Plan (continued)
    -----------------

  The following information applies to options outstanding at June 30, 2005:

  Number outstanding                                                  80,878
  Exercise price                                                      $14.00
  Weighted-average exercise price                                     $14.00
  Weighted-average remaining contractual life                     6.00 years
  Options exercisable at period end                                   75,967

  Number outstanding                                                  56,978
  Range of exercise prices                                   $19.92 - $20.25
  Weighted-average exercise price                                     $20.05
  Weighted-average remaining contractual life                     8.85 years
  Options exercisable at period end                                   13.948

  Number outstanding                                                  49,053
  Range of exercise prices                                   $23.20 - $23.22
  Weighted-average exercise price                                     $23.21
  Weighted-average remaining contractual life                     8.52 years
  Options exercisable at period end                                   15,315

  Total number outstanding                                           186,909
  Weighted-average exercise price (all outstanding shares)            $18.26
  Weighted-average remaining contractual life                     7.53 years
  Options exercisable at period end                                   94,366


In conjunction with the secondary stock offering in April 2004, stockholders approved the Peoples Community Bancorp, Inc. 2004 Stock Option and Incentive Plan (the "2004 Plan") that provides for the issuance of 150,000 shares of authorized but unissued shares of common stock at fair value at the date of grant. The Company will account for the 2004 Plan using the same accounting methods as the 2001 Plan.




















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

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors

Goodwill. The Company has developed procedures to test goodwill for impairment on an annual basis using September 30 financial data. The evaluation of possible impairment is outsourced to a third party.
This evaluation is based on the analysis set forth below.


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


Other Intangible Assets. The Company determines fair value of deposits and loans at the time of acquisition based on the rate structure of the account and the current market rates. The Company currently outsources this analysis to a third party provider.


Discussion of Financial Condition Changes from September 30, 2004 to
June 30, 2005
--------------------------------------------------------------------

At June 30, 2005, the Company's assets totaled $991.6 million, an increase of $102.5 million, or 11.5%, compared to September 30, 2004.
The increase in assets is primarily due to the merger completed on June 10, 2005 with American State Corporation and its subsidiary,
American State Bank, along with an increase of $57.2 million in loans receivable, a $4.7 million increase in office premises and equipment and a $2.9 million increase in other assets. Total liabilities increased to $915.2 million at June 30, 2005 compared to $813.3 million at September 30, 2004. The increase of $101.9 million or 12.5% was primarily due to an increase in deposits of $52.2 million and the issuance of $15.0 million in trust preferred securities, which increases were partially offset by a decrease of $25.0 million in advances from the Federal Home Loan Bank. Goodwill and other intangible assets of approximately $5.7 million was recorded in this acquisition, in addition to $34.9 million in loans receivable, $1.2 million in fixed assets, and $57.8 million in deposits.










                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2004 to June 30, 2005 (continued)
--------------------------------------------------------------------

Cash and cash equivalents decreased by $219,000 or 1.5% from the September 30, 2004 level, to a total of $14.2 million at June 30, 2005. Mortgage-backed securities and collateralized mortgage obligations totaled $214.1 million at June 30, 2005, a decrease of $14.0 million, or 6.1%, compared to September 30, 2004. Approximately $2.6 million in collateralized mortgage obligations were acquired in the acquisition of American State Bank. Proceeds from sales of mortgage-backed securities of $37.3 million and repayments totaling $51.9 million were partially offset by purchases of $72.8 million of these securities during the period. The sale of mortgage-backed securities during the period was predicated on favorable market conditions.

Loans receivable totaled $691.6 million at June 30, 2005, an increase of $92.1 million, or 15.4%, over the September 30, 2004 levels. Approximately $34.9 million in loans were acquired as a result of the acquisition of American State Bank. In addition, loan disbursements totaling $232.1 million during the nine month period ended June 30, 2005 were partially offset by principal repayments of $172.6 million and proceeds from the sale of loans in the secondary market totaling $4.9 million. The Company's volume of loan disbursements increased by $36.3 million, or 18.5% compared to the loan origination volume in the nine month period ended June 30, 2004, due primarily to a favorable economic environment in the Company's primary lending area and a favorable interest rate environment. Loan disbursements were comprised of $73.0 million of loans secured by one-to-four-family residential real estate, including $21.6 million in construction loan draws, $41.1 million of loans secured by multi-family real estate, including $5.0 million in construction loan draws, $68.1 million of loans secured by commercial real estate and land, including $10.9 million in construction loan draws and $49.9 million in commercial lines of credit and other loans.

The allowance for loan losses totaled $12.8 million at June 30, 2005, compared to $11.0 million at September 30, 2004. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio and to the general increase in loans receivable held by the Company, as well as an increase in internally classified loans, $2.7 million was added to the allowance through the provision for losses on loans during the nine months ended June 30, 2005, while approximately $965,000 of loans were charged-off during the same period. The charged-off loans were comprised of $137,000 in loans secured by one-to-four-family residential real estate, and $828,000 in other loans, principally loans secured by multi-family residential real estate. The charge-off on the multi-family residential real estate property totaled $818,000 and resulted from a new appraisal obtained on the property which was subsequently acquired through foreclosure during the period.

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

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from September 30, 2004 to June 30, 2005 (continued)
----------------------------------------------------------------------

Nonaccruing loans totaled $13.3 million and $6.0 million at June 30, 2005 and September 30, 2004, respectively, or 1.9% and 1.2%, respectively, of net loans at such dates. Nonaccruing loans at June 30, 2005 consisted of approximately $4.0 million of one-to-four-family residential loans, $3.7 million in multi-family residential loans, $4.0 million in loans secured by commercial real estate and land and $1.6 million in commercial and consumer loans. The increase is primarily due to approximately $3.4 million nonaccruing loans included with the acquisition of American State Bank, as well as a $1.6 million loan secured by a local restaurant in foreclosure and approximately $2.7 million in loans to a builder/developer experiencing cash flow problems.

The Bank's classified loans increased by $19.5 million, or 151.2%, to a total of $32.4 million at June 30, 2005, compared to $12.9 million at September 30, 2004. Approximately $3.6 million of classified loans were included in the acquisition of American State Bank. Loans classified as special mention increased by $1.2 million to a total of $5.6 million at June 30, 2005, loans classified as substandard increased by $15.4 million to a total of $23.5 million at June 30,2005, loans classified as doubtful increased to $500,000, while loans classified as loss increased by $2.0 million to a total of $2.8 million at June 30, 2005. Classified one-to-four family and multi-family residential real estate loans increased by $11.6 million primarily due to cash flow difficulties with several borrowers on non-owner occupied properties. Classified non-residential real estate and land loans increased by $4.1 million during the period primarily due to a local restaurant that has closed and is in foreclosure and financial problems of a builder/developer of existing properties for re-sale. The builder/developer has obtained additional financial stability through a partnership with another investor and has restructured a portion of the borrowings with the Company. Classified commercial and other loans increased by $1.1 million due primarily to borrowers experiencing business cash flow difficulties. As of the date of this report, it is management's belief that the non-accruing and classified loans are adequately reserved and no material unreserved losses are presently anticipated on these loans.

The allowance for loan losses represented 1.60% and 1.64% of total loans at June 30, 2005 and September 30, 2004, respectively. For calculation purposes, total loans include unfunded construction loans and exclude deferred loan origination fees. The allowance for loan losses represented 96.6% and 182.9% of nonperforming loans as of June 30, 2005 and September 30, 2004, respectively. Although management believes that the allowance for loan losses at June 30, 2005 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $582.4 million at June 30, 2005, an increase of $110.0 million, or 23.3%, over September 30, 2004 levels. The increase in deposits was due primarily to $57.8 million of deposits acquired in the acquisition of American State Bank, as well as management's continuing focus on deposit growth through marketing and pricing strategies as well as the addition of one new branch location during the period.

Advances from the Federal Home Loan Bank and other borrowings totaled $299.5 million at June 30, 2005, a decrease of $25.0 million, or 7.7%, compared to September 30, 2004 totals. Proceeds from the sales and repayments of mortgage-backed securities were partially utilized to pay down advances during the period.

On June 30, 2005, the Company issued $15.0 million in trust preferred securities under the name of Peoples Community Bancorp Capital Trust II ("Capital Trust II"). Similar to the Peoples Community Bancorp Capital Trust I, the new securities are issued for a 30 year period and are callable after 5 years. Interest payments on Capital Trust II will be paid quarterly at a rate of 3-Month Libor plus 1.75%.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2004 to June 30, 2005 (continued)
--------------------------------------------------------------------

Stockholders' equity totaled $76.4 million, or 7.7% of total assets, at June 30, 2005, an increase of $584,000 from September 30, 2004
levels.   Net earnings for the period of $2.2 million and a decrease in the net unrealized loss on securities designated as available for sale of $320,000, were partially offset by dividends paid of $1.8 million, the purchase of shares for the Company's Employee Stock Ownership Plan totaling $962,000 and by the expense related to the stock benefit and option plans totaling $537,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June 30, 2005, the Bank's regulatory capital exceeded each of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and 2004
----------------------------------------------------------------------

General
-------

Net earnings amounted to $710,000 for the three months ended June 30, 2005, a decrease of $41,000, or 5.5%, compared to the $751,000 of net earnings reported for the same period in 2004. The decrease in earnings resulted primarily from a $464,000 or 13.8% increase in general administrative and other expenses, which was partially offset by a $311,000 or 6.0% increase in net interest income, a $92,000 or 39.0% increase in other income and a $20,000 or 5.2% decrease in federal income taxes.

Net Interest Income
-------------------

Interest income on loans increased by $1.8 million, or 21.0% during the three-month period ended June 30, 2005, compared to the 2004 period, due primarily to a $79.2 million, or 13.5%, increase in the average loan portfolio balance outstanding, coupled with a 39 basis point increase in the weighted-average yield, to 6.38% for the 2005 period. The increase in the average balance was due to both the Company's strong loan origination volume during the quarter as well as to the acquisition of the American State Bank loan portfolio near the end of the quarter. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations in higher yielding loan products.

Interest income on mortgage-related securities increased by $200,000, or 17.5%, during the quarter, due primarily to a 43 basis point increase in the weighted-average yield, to 2.57% in the 2005 period, which was partially offset by a $4.7 million decrease in the average balance outstanding. Management purchased $29.0 million of adjustable-rate mortgage-backed securities during the three months ended June 30, 2005, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the direct or implicit guaranty of government-sponsored agencies. The increase in yield reflects a general increase in the interest rate environment.

Interest income on investment securities and interest-bearing deposits and other increased by $85,000, or 61.2%, due to a $2.7 million increase in the average balance outstanding for the 2005 period, coupled with an increase of 155 basis points in the weighted-average yield. The increase in yield reflects a general increase in the interest rate environment.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and 2004 (continued)
----------------------------------------------------------------------

Net Interest Income (continued)
------------------------------

Interest expense on deposits increased by $1.0 million, or 35.8%, due primarily to a 53 basis point increase in the weighted-average cost of deposits, to 3.00%, and an increase of $54.6 million, or 11.9%, in the average balance of deposits outstanding period to period. The increase in the average balance is primarily the result of management's marketing efforts and pricing strategies implemented to be both competitive and to promote deposit growth. The increase was also due to $57.8 million in deposit accounts acquired through the acquisition of American State Bank on June 10, 2005. Interest expense on borrowings increased by $794,000, or 39.1%, due primarily to a 116 basis point increase in the average cost of borrowings, to 3.63% for the 2005 period, which was partially offset by a $4.7 million, or 1.5%, decrease in the average balance of borrowings outstanding period to period. Proceeds from deposit growth and mortgage-backed security sales and repayments were partially utilized to repay borrowings. The increase in the average cost of borrowings was due primarily to the increase in the interest rate environment and its effect on the Company's overnight advances during the period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $311,000, or 6.0%, to a total of $5.5 million for the three months ended June 30, 2005, compared to the same period in 2004. The interest rate spread decreased to 2.22% for the three months ended June 30, 2005, from 2.42% for the comparable 2004 period, while the net interest margin decreased to 2.46% for the three months ended June 30, 2005, compared to 2.54% for the same period in 2004.


Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $900,000 for each of the three-month periods ended June 30, 2005 and 2004. The provision recorded during the three-month period ended June 30, 2005 was predicated primarily upon the acquisition of $34.9 million in loans through the merger with American State Bank, the change in the Bank's loan portfolio mix taking into account the increase in loans secured by nonresidential real estate and land, unsecured commercial lines of credit and consumer loans as well as an increase in both the overall loan portfolio and the level of the Bank's classified assets period to period. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.


Other Income
------------

Other income totaled $328,000 for the three months ended June 30, 2005, an increase of $92,000, or 39.0%, compared to the $236,000 recorded for the same period in 2004. This increase was primarily due to $41,000 in income from the Company's equity investment in Columbia Savings Bank and a $51,000 increase in other operating income, partially offset by a decrease of $28,000 in gain on sale of loans. The increase in other operating income resulted from $27,000 in rental income for space leased in a West Chester branch office, and a $24,000 increase in other fee income related to the growth of loans and deposit transactions from period to period.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and 2004 (continued)
----------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $3.8 million for the three months ended June 30, 2005, an increase of $464,000, or 13.8%, compared to the same period in 2004. This increase resulted primarily from an increase of $227,000, or 12.3%, in employee compensation and benefits, an increase of $76,000, or 14.0%, in occupancy and equipment, and an increase of $240,000, or 43.4% in other operating expense, which was partially offset by a $79,000 or 32.8% decrease in data processing expense.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the overall growth and branch structure of the Bank, normal merit increases, and an increase in health insurance costs and other employee benefits. The number of employees has increased from 138 to 158 or 14.5% period to period, which includes the addition of 15 employees in June 2005 in conjunction with the acquisition of American State Corporation. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's new branch offices. The increase in other operating expense was due primarily to an increase in costs for compliance with the Sarbanes Oxley Act and other operating costs associated with the Company's overall growth year to year. The decrease in data processing expense reflects lower base costs associated with changing to a new core processor, which was partially offset by an increase in transaction volume and services offered quarter to quarter.

In conjunction with the acquisition of American State Corporation in June 2005, a core deposit intangible estimated at $1.5 million was recorded. Final entries regarding the goodwill and core deposit intangibles will be determined upon the completion of fair value studies being conducted by a third party. The core deposit intangible, in contrast to goodwill, will be expensed over a 7-year period using an accelerated amortization schedule, resulting in an estimate of $94,000 in additional quarterly expense for the first year, beginning with the fourth fiscal quarter of 2005.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $366,000 for the three months ended June 30, 2005, a decrease of $20,000, or 5.2%, compared to the $386,000 provision recorded in the same period in 2004. This increase was primarily due to a decrease in pre-tax earnings of $61,000, or 5.4%. The Company's effective tax rate was 34.0% for both of the three-month periods ended June 30, 2005 and 2004.


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2005 and 2004
---------------------------------------------------------------------

General
-------

Net earnings amounted to $2.2 million for the nine months ended June 30, 2005, a decrease of $10,000, or 0.4%, compared to net earnings reported for the same period in 2004. This decrease in earnings resulted primarily from a $1.5 million or 14.6% increase in general, administrative and other expenses, which was substantially offset by an increase of $645,000, or 4.2%, in net interest income and an increase of $806,000, or 96.9%, in other income.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2005 and 2004 (continued)
----------------------------------------------------------------------

Net Interest Income
-------------------

Interest income on loans increased by $4.2 million, or 16.5%, during the nine-month period ended June 30, 2005, compared to the same period in 2004, due primarily to a $61.8 million, or 10.7%, increase in the average loan portfolio balance outstanding, coupled with a 31 basis point increase in the weighted-average yield, to 6.26% for the 2005 period. The increase in the average balance was due primarily to the Company's steady loan origination volume, as well as to loans acquired in the merger with American State Bank on June 10, 2005. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations with higher loan yields.

Interest income on mortgage-related securities decreased by $46,000, or 1.2% during the nine-month period ended June 30, 2005 when compared to the same period in 2004, due primarily to a 22 basis point decrease in the weighted-average yield, to 2.46% in the 2005 period, which was partially offset by a $1.3 million, or 0.7%, increase in the average balance outstanding. Management purchased $72.8 million of adjustable-rate mortgage-backed securities during the nine months ended June 30, 2005, in an effort to manage liquidity and interest rate risk, as well as to provide interest income with minimal credit risk, due to the direct or implicit guaranty of government-sponsored agencies. Additionally, management sold $37.3 million of adjustable-rate mortgage-backed securities during the period to take advantage of favorable pricing in the securities market.

Interest income on investment securities and interest-bearing deposits and other increased by $128,000, or 31.3%, for the nine-month period ended June 30, 2005 when compared to the same period in 2004. This increase was largely due to an increase of $1.4 million, or 8.7%, in the average balance outstanding for the 2005 period, coupled with an increase of 72 basis points in the weighted-average yield. The increase in the average balance of such assets was primarily due to the acquisition of investment securities to serve the liquidity needs of the Bank, as well as to investment securities acquired in the merger with American State Bank on June 10, 2005. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $2.0 million, or 23.9%, due primarily to a 31 basis point increase in the weighted-average cost of deposits, to 2.86%, and an increase of $41.7 million, or 9.3%, in the average balance of deposits outstanding period to period. These increases are the result of management's marketing efforts and pricing strategies implemented to be both competitive and to promote deposit growth. Interest expense on borrowings increased by $1.7 million, or 27.1%, due primarily to a 71 basis point increase in the average cost of borrowings, to 3.34% for the 2005 period. The increase in the average cost of borrowings was due primarily to the increase in the interest rate environment and its effect on the Company's overnight advances during the period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $645,000, or 4.2%, to a total of $16.0 million for the nine months ended June 30, 2005, compared to the same period in 2004. The interest rate spread decreased to 2.28% for the nine months ended June 30, 2005, from 2.46% for the comparable 2004 period, while the net interest margin decreased to 2.48% for the nine months ended June 30, 2005, compared to 2.58% for the same period in 2004.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2005 and 2004 (continued)
---------------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $2.7 million for each of the nine-month periods ended June 30, 2005 and 2004. The provision recorded during the nine-month period ended June 30, 2005 was predicated primarily upon the acquisition of $34.9 million in loans through the merger with American State Bank, ,the change in the Bank's loan portfolio mix taking into account the increase in loans secured by nonresidential real estate and land, unsecured commercial lines of credit and consumer loans as well as an increase in both the overall loan portfolio and the level of the Bank's classified assets period to period. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.

Other Income
------------

Other income totaled $1.6 million for the nine months ended June 30, 2005, an increase of $806,000, or 96.9%, compared to the $832,000 recorded for the same period in 2004. The increase was primarily due to gains recorded on sales of mortgage-backed securities totaling $724,000 in the current period, a $209,000 or 38.8% increase in other operating income, and income from the Company's equity investment in Columbia Savings Bank totaling $88,000 for the period, which were partially offset by a reduction of gains on the sale of real estate of $197,000 and by a reduction in gains realized on the sale of loans in the secondary market of $18,000, or 20.7%, when compared to the same
period in 2004.   The increase in other operating income resulted
primarily from increases in fees related to the growth of loans and deposit transactions from period to period.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $11.5 million for the nine months ended June 30, 2005, an increase of $1.5 million, or 14.6%, compared to the same period in 2004. This increase resulted primarily from an increase of $632,000, or 11.5%, in employee compensation and benefits, an increase of $377,000, or 24.5%, in occupancy and equipment, and an increase of $537,000, or 30.8% in other operating expense. These increases were partially offset by a decrease in data processing expense of $68,000, or 9.2%, when compared to the same period in 2004.

The increase in employee compensation and benefits was due primarily to an increase in staffing levels to support the overall growth and branch structure of the Bank, normal merit increases, and an increase in health insurance costs and other employee benefits. The number of employees has increased from 138 to 158, or 14.5% period to period, which includes the addition of 15 employees in June 2005 in conjunction with the acquisition of American State Corporation. The increase in occupancy and equipment expense primarily reflects costs associated with software and technology upgrades, including the purchase of a new asset and liability management product and increased depreciation and maintenance costs associated with the Company's new branch offices. The increase in other operating expense was due primarily to an increase in costs related to maintaining real estate acquired through foreclosure, increased costs for compliance with the Sarbanes Oxley Act and other operating costs associated with the Company's overall growth year to year. The decrease in data processing expense reflects lower base costs associated with changing to a new core processor in June 2004, which was partially offset by an increase in transaction volume and services offered period to period.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2005 and 2004 (continued)
---------------------------------------------------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------------------

In conjunction with the acquisition of American State Corporation in June 2005, a core deposit intangible estimated at $1.5 million was recorded. Final entries regarding the goodwill and core deposit intangibles will be determined upon the completion of fair value studies being conducted by a third party. The core deposit intangible, in contrast to goodwill, will be expensed over a 7-year period using an accelerated amortization schedule, resulting in an estimate of $94,000 in additional quarterly expense for the first year, beginning with the fourth fiscal quarter of 2005.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $1.1 million for the nine months ended June 30, 2005, a decrease of $13,000, or 1.1%, compared to the provision recorded in the same period in 2004. This decrease was primarily due to a decrease in pre-tax earnings of $23,000, or 0.7%. The Company's effective tax rate was 33.8% and 34.0% for the nine-month periods ended June 30, 2005 and 2004, respectively.
























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


                    Peoples Community Bancorp, Inc.

                                PART II

ITEM 1.   Legal Proceedings
          -----------------

          Not applicable

ITEM 2.   Unregistered Sales of Equity Securities and Uuse of Proceeds
          ------------------------------------------------------------

          On August 11, 2005, Peoples Community Bancorp, Inc.
          completed a private placement of 500,000 shares of the Company's common stock to certain institutional investors and directors and officers. Of this amount, 340,000 shares were sold to Financial Stocks Capital Partners III L.P., an institutional investor located in Cincinnati, Ohio, 100,000 shares were sold to another local institutional investor and the remaining 60,000 shares were purchased by certain directors and officers. All shares were sold at a price of $20.50 per share, a slight premium to the closing price of $20.25 on August 10, 2005, the day prior to the closing of the private placement. The net proceeds of approximately
          $10.0 million will supplement the Company's capital and will serve as an additional source to fund the Company's growth strategy and for general corporate purposes. The shares of the company's common stock were sold to accredited investors in a transaction exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Act and provisions of Regulation D thereunder.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable.

ITEM 5.   Other Information
          -----------------

          Not applicable

ITEM 6.   Exhibits


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





Date:      August 12, 2005           By: /s/Jerry D. Williams
                                         ------------------------------
                                         Jerry D. Williams
                                         President



Date:      August 12, 2005           By: /s/Teresa A. O'Quinn
                                         ------------------------------
                                         Teresa A. O'Quinn
                                         Chief Financial Officer