Form 10-K
period 2005-09-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2005-12-29
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

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

Common Stock (par value $.01 per share)
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐                                  No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                  No    ☒

As of March 31, 2005, the aggregate value of the 3,035,753 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 864,947 shares held by all directors and executives officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, was approximately $73.2 million.  This figure is based on the closing sales price of $24.10 per share of the Registrant’s Common Stock on March 31, 2005.  Although directors and executive officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 27, 2005:  4,424,449

PART I

Item 1. Business

General

Peoples Community Bancorp, Inc. (“Peoples” or the “Company”) was organized in December 1999 at the direction of the Board of Directors of The People’s Building, Loan and Savings Company, presently Peoples Community Bank (the “Bank”), for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from an Ohio-chartered mutual savings and loan association to a federally-chartered stock savings bank (the “Conversion”).  (Unless the context otherwise requires, reference to Peoples includes the Bank).  In fiscal year 2005, Peoples changed its charter to a federal bank holding company, in order to acquire an investment interest in a local bank holding company.  People’s assets consist primarily of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the issuance of Peoples shares to the public (the “Offering”) retained by Peoples, Peoples’ loan to the employee stock ownership plan (the “ESOP”), and a 38%  interest in a local bank holding company.  Peoples has no significant liabilities other than junior subordinated debentures issued in fiscal 2002 and fiscal 2005.  The management of Peoples and the Bank are substantially identical and Peoples neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Bank is a federally-chartered stock savings bank that was originally organized in 1889.  The Bank conducts its business from sixteen offices in Hamilton, Warren, and Butler Counties in Ohio and Dearborn County, Indiana.   The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities.  The Bank’s primary lending emphasis has been, and continues to be, loans secured by first liens on single-family (one- to-four units) residential properties located in its local market.  However, over the past five fiscal years, the Bank has placed an increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans.  As a result, as a percentage of the total loan portfolio, single-family residential loans have decreased from 57.8% at September 30, 2001 to 31.8% at September 30, 2005, while multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans have increased during the same time period from 8.7% to 15.5%, 15.7% to 16.7%, 15.0% to 27.8%, 2.3% to 5.4% and 0.5% to 2.8%, respectively.

The Company was formed in December 1999 in connection with the mutual to stock conversion of the Bank, and the sale of 1,190,000 shares of common stock to depositors and members of the community.  The Bank conducts its business from sixteen full service offices in Hamilton, Warren and Butler counties in Southwest Ohio and Dearborn County in Southeast Indiana.  The Bank’s business is conducted through an aggressive marketing and selling effort of its lending products and services to the communities in its market area and through the continued development of innovative lending programs that give the Bank a competitive advantage.  The Bank offers a wide variety of loan products, including single and multi-family residential loans, nonresidential real estate and land loans and construction loans.  In addition, the Bank invests in securities.  The funds for the Bank’s lending and investment activities are primarily provided by deposits and borrowings.  At September 30, 2005, the Company had $1.0 billion in total assets, $612.2 million in deposits, $273.6 million in borrowings (excluding subordinated debentures) and $86.7 million of stockholders’ equity.  The Company’s principal executive office is located at 6100 West Chester Road, P.O. Box 1130, West Chester, Ohio 45071-1130.  The Company’s telephone number is (513) 870-3530.

As a result of acquisitions and internal growth, the Company has grown from $416.0 million in total assets as of September 30, 2001 to $1.0 billion in total assets as of September 30, 2005.  Between the completion of the initial public offering in March 2000 and September 30, 2005, the Company has completed the acquisition of four financial institutions with aggregate total assets as of the time of acquisition of $304.3 million.  In addition, in September 2003, the Company purchased $32.8 million in loans and assumed $55.6 million in deposits in connection with the acquisition of two branch offices from another financial institution.  The Company has supplemented this growth from acquisitions with loan generation secured primarily by real estate in its market area.  Loan originations have increased from $241.1 million in fiscal 2001 to $337.0 in fiscal 2005.  As a result, loans receivable, net increased from $377.7 million at September 30, 2001 to $704.0 million at September 30, 2005.  In addition, since September 30, 2001, the Company has expanded its franchise through the opening of four full service branch offices.  The new branch offices, as well as acquired branch offices, have expanded the Company’s market presence and facilitated its loan production growth.  The Company’s loan growth has been funded in part by deposits.  The Company has placed an emphasis on deposit generation both internally and through whole bank and branch acquisitions.  Deposits have increased from $233.1 million at September 30, 2001 to $612.2 million at September 30, 2005.

The Company intends to continue to pursue growth both internally and through strategic acquisitions.  The Company believes its internal growth will continue to come from loan originations, and, in particular, multi-family residential loans, nonresidential real estate and land loans and construction loans.  These loan types complement its single-family lending, diversify its loan portfolio and are expected to increase its yield on interest-earning assets.  The Company’s primary funding vehicle will continue to be deposits.  The Company intends to increase its deposit generation by expanding its products and services, increasing its branch network and cross-selling its current and prospective business customers.  The expansion of its market share through selective branching and opportunistic acquisitions will continue to depend on market and economic conditions.

On January 14, 2005, the Company acquired 69,925 shares held by various stockholders of Columbia Bancorp, Inc., a privately held bank holding company, for an aggregate purchase price of $2.5 million.  These shares represent approximately 38% of Columbia’s presently issued and outstanding common stock.  The Company presently intends to hold these shares as a passive investment.

On May 4, 2005, the Company entered into a definitive agreement and plan of merger whereby the Company will acquire PFS Bancorp, Inc. (“PFS”), the parent company of Peoples Federal Savings Bank (“Peoples Federal”).  Peoples Federal operates three offices in the Southeast Indiana communities of Aurora, Rising Sun, and Vevay, offering a wide range of bank products and services.  Under the terms of the agreement, the Company will pay $23.00 in cash for each of the outstanding common shares of PFS, resulting in aggregate merger consideration of approximately $33.8 million.   The merger was consummated on December 16, 2005 and was accounted for using the purchase method of accounting.

On June 10, 2005, the Company acquired American State Corporation, the parent company of American State Bank (“American”) with three branch offices in the Southeast Indiana communities of Lawrenceburg, Aurora and Bright.  The Bank paid $4.79 in cash for each of the 1,469,062 outstanding common shares of American.  American’s outstanding preferred stock was redeemed for cash at par value, totaling $700,000.   The expansion in this Southeast Indiana community further enhances Peoples Community Bank’s ability to increase its market share and scale of operations, as well as expand its distribution network within the greater Cincinnati area.

On August 11, 2005, the Company completed a private placement of 500,000 shares of the common stock to certain institutional investors and directors and officers. The net proceeds of $10.3 million were utilized to supplement the Company’s capital and also will serve as an additional source to fund the Company’s growth strategy and for general corporate purposes.

The Company is subject to examination and comprehensive regulation by the Federal Reserve Board.

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

Peoples Lending Activities

General.  At September 30, 2005, the net loan portfolio of Peoples totaled $704.7 million, representing approximately 70.0% of total assets at that date. The principal lending activity of Peoples is the origination of residential and nonresidential real estate loans. At September 30, 2005, residential loans (including construction loans secured by residential real estate) amounted to $488.0 million, or 61.5% of the gross loan portfolio.  Nonresidential real estate and land loans totaled $132.5 million, or 16.7% of the gross loan portfolio and nonresidential construction loans amounted to $107.9 million, or 13.6% of the gross loan portfolio as of September 30, 2005.  Further, commercial loans amounted to $43.2 million, or 5.4% of the gross loan portfolio at September 30, 2005 and consumer loans amounted to $22.5 million, or 2.8% of the gross loan portfolio at such time.  Peoples has placed an increased emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans over the last four fiscal years.  The aggregate amount of these loans has increased to $541.8 million, or 68.2% of the gross loan portfolio at September 30, 2005, compared to $177.0 million, or 42.2% of the gross loan portfolio at September 30, 2001.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus.  However, loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.   At September 30, 2005, Peoples’ regulatory limit on loans-to-one borrower was $15.8 million.  All of Peoples’ five largest loans or groups of loans-to-one borrower, amounting to $12.8 million, $12.6 million, $12.2 million, $11.9 million and  $11.8 million at September 30, 2005 were performing in accordance with their terms at such date.  See “Asset Quality - Classified Assets.”

Loan Portfolio Composition.  The following table sets forth the composition of Peoples’ loans at the dates indicated.

	September 30,
	2005		2004		2003		2002		2001
	Amount	Percent of Net loans	Amount	Percent of Net loans	Amount	Percent of Net loans	Amount	Percent of Net loans	Amount	Percent of Net loans
	(Dollars in Thousands)
Mortgage loans:
Single-family residential	$252,424	35.8%	$226,735	37.8%	$230,775	41.7%	$296,294	58.8%	$242,540	64.2%
Multi-family residential	122,802	17.4	106,799	17.8	95,459	17.2	56,980	11.3	36,487	9.7
Nonresidential real estate and land	132,502	18.8	158,907	26.5	131,444	23.7	88,029	17.5	65,842	17.4
Construction loans	220,733	31.3	124,996	20.9	122,598	22.1	90,002	17.9	62,982	16.7
Total mortgage loans	728,461	103.3	617,437	103.0	580,276	104.7	531,305	105.5	407,851	108.0

Commercial loans	43,231	6.1	33,238	5.5	29,955	5.4	21,280	4.2	9,800	2.6
Consumer loans	22,502	3.2	21,781	3.6	11,769	2.1	4,265	0.8	1,883	0.5
Total loans receivable	794,194	112.6	672,456	112.1	622,000	112.2	556,850	110.5	419,534	111.1
Less:
Undisbursed portion of loans in process	(72,894)	(10.3)	(59,045)	(9.8)	(55,308)	(10.0)	(43,144)	(8.6)	(36,782)	(9.7)
Allowance for loan losses	(13,697)	(1.9)	(11,025)	(1.8)	(9,744)	(1.8)	(7,656)	(1.5)	(3,662)	(1.0)
Deferred loan fees	(2,889)	(0.4)	(2,920)	(0.5)	(2,597)	(0.4)	(2,038)	(0.4)	(1,363)	(0.4)

Loans receivable, net	$704,714	100.0%	$599,466	100.0%	$554,351	100.0%	$504,012	100.0%	$377,727	100.0%

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

Activity in Loans.  The following table shows the activity in Peoples’ loans during the periods indicated.

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(In Thousands)

Total loans held at beginning of period	$672,456	$622,000	$556,850	$419,534	$211,429
Originations of loans:
Mortgage loans:
Single-family residential	79,588	89,145	63,502	90,592	87,272 (1)
Multi-family residential	42,248	29,357	50,686	28,531	30,605
Nonresidential real estate and land	85,658	70,158	30,170	39,855	51,030
Construction	91,494	75,278	101,019	72,167	58,467
Commercial loans	34,768	23,051	25,852	26,656	12,394
Consumer loans	11,058	12,374	7,344	3,775	1,344
Total originations (1)	344,814	289,465	278,573	261,576	241,112

Increase due to Market acquisition	—	—	—	—	37,476
Increase due to Kenwood acquisition	—	—	—	40,326	—
Increase due to Ameriana branch acquisition	—	—	32,769	—	—
Increase due to American State acquisition	38,358	—	—	—	—
Total increases	38,358	—	311,342	301,902	278,588

Transfers to real estate owned	(1,854)	(513)	(2,863)	(620)	(197)
Charge-offs	(1,081)	(2,360)	(2,122)	(1,547)	—
Other increases (decreases) (2)	5,197	(9,641)	5,879	(9,212)	22,285
Repayments	(263,696)	(236,398)	(247,086)	(153,207)	(92,571)
Net activity in loans	121,738	50,456	65,150	137,316	208,105
Gross loans held at end of period	$794,194	$672,456	$622,000	$556,850	$419,534

(1)       Undisbursed portions of loans in process totaled $72.9 million, $59.0 million, $55.3 million, $43.1 million and $36.8 million at September 30, 2005, 2004, 2003, 2002 and 2001, respectively.

(2)       Includes loan participations sold of $1.1 million, $5.0 million, $10.2 million, $6.7 million and $2.7 million in fiscal 2005, 2004, 2003, 2002 and 2001, respectively.  For fiscal 2005 and 2004, includes whole loans sold of $6.7 million and $9.9 million, respectively. The reduction in total loans resulting from sales of loans and loan participations in fiscal 2005, 2004, 2003, 2002 and 2001 were offset (increased) by increases (decreases) in undisbursed loans in process, and other net items totaling approximately $13.0 million, $5.3 million, $16.1 million, ($2.5 million), and $25.0 million,  respectively.

The significant repayments of $263.7 million, $236.4 million and $247.1 million during fiscal 2005, 2004 and 2003, respectively, were primarily due to the repayment of short-term construction loans and land development loans as well as the refinancing activity related to single-family residential loans in the low interest rate environment during such periods.  The transfers to real estate owned of $1.9 million during fiscal 2005 were due to three separate borrowers with residential real estate properties acquired through foreclosure.

Charge-offs of $1.1 million during fiscal 2005 consisted primarily of $940,000 in loans secured by multi-family residential real estate.  The higher level of charge-offs during the past four years was due primarily to the increased risk of loss associated with the Bank’s diversification of its loan portfolio and increased originations of multi-family loans, nonresidential real estate and land loans, construction loans and commercial loans.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples generally confines its lending activity to its primary market area of Warren, Butler and Hamilton Counties, Ohio and Dearborn County, Indiana.  Subject to its loans-to-one borrower limitation, Peoples is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate.  Peoples may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets.  This 35% limitation may be exceeded for certain types of consumer loans.  In addition, Peoples may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.  At September 30, 2005, Peoples was within each of the above lending limits.

One-to-Four Family Residential Real Estate Loans.  Despite the diversification of the loan portfolio over the past few years, the primary real estate lending activity of Peoples continues to be the origination of loans secured residential real estate.  At September 30, 2005, $252.4 million, or 35.8% of the net loan portfolio of Peoples consisted of conventional first mortgage, one- to four-family residential loans, compared to $226.7 million, or 37.8% at September 30, 2004.  The increase of $25.7 million, or 11.3%, was due primarily to approximately $19.4 million of single family residential loans acquired in conjunction with the purchase of American State Corporation in June 2005.

The loan-to-value ratio, maturity and other provisions of the loans made by Peoples generally have reflected Peoples’ policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Peoples.  Peoples’ lending policies on one- to four-family residential mortgage loans generally limit the loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include “due-on-sale” clauses.

The residential mortgage loans originated by Peoples consist of fixed rate and adjustable rate loans.  Presently, the single-family fixed-rate residential mortgage loans originated by Peoples have terms of up to 30 years.  In addition, Peoples originates adjustable-rate mortgage loans on which the interest rate adjusts every one, three or five years based upon the one-year or three-year rate on T-bills plus a specified margin.  During fiscal 2004, Peoples introduced a five year fixed rate balloon product and a five year fixed rate product which adjusts on an annual basis thereafter based on the one-year rate on the T-bill.  At September 30, 2005, $144.1 million, or 57.1% of our single-family residential loans were adjustable rate and $108.3 million, or 42.9% were fixed-rate.  Although significantly all of Peoples’ single-family loans are originated for its portfolio, the single-family residential mortgage loans presently being originated by Peoples generally conform to Fannie Mae and Freddie Mac requirements and may be sold in the secondary market.

Multi-family Residential Loans.  Peoples also originates multi-family (over four units) residential loans.  Peoples’ multi-family loans are primarily secured by apartment buildings or apartments being converted to condominium units.  The multi-family residential mortgage loans of Peoples are underwritten on substantially the same basis as its nonresidential real estate loans, discussed below, although loan-to-value ratios are generally limited to 80%.  At September 30, 2005, Peoples had $122.8 million in multi-family residential mortgage loans, which amounted to 17.4% of Peoples’ net loan portfolio, compared to $106.8 million, or 17.8% of Peoples’ net loan portfolio at September 30, 2004.  During the year ended September 30, 2005, Peoples originated $42.2 million of multi-family residential loans compared to $29.4 million during fiscal 2004. The increase was primarily due to Peoples continued efforts to diversify its portfolio.

Nonresidential Real Estate and Land Loans.  Peoples’ nonresidential real estate and land loan portfolio primarily consists of loans secured by land for development purposes, professional offices, small retail centers, warehouses and building lots located within Peoples’ primary market area.  Nonresidential real estate and land loans amounted to $132.5 million, or 18.8% of the net loan portfolio at September 30, 2005, with an average loan balance of approximately $310,000. This compares to $158.9 million, or 26.5% at September 30, 2004, with an average loan balance of approximately $436,000.

Nonresidential real estate loans originated by Peoples typically have a loan-to-value ratio of 75% or less and generally have higher interest rates than single-family residential mortgage loans with similar terms and structure. The maximum original term of Peoples’ nonresidential real estate loans is 25 years.  Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower.  Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt services.  In evaluating whether to make a nonresidential real estate loan, Peoples places primary emphasis on the ratio of net cash flow to debt service on the property and generally requires a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses as Peoples deems appropriate.

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

Construction Loans.  At September 30, 2005, Peoples had approximately $220.7 million, or 31.3% of the net loan portfolio, in construction loans, compared to $125.0 million, or 20.9% of the total loan portfolio at September 30, 2004.  Of this amount, $112.8 million, or 51.1%, consisted of residential construction loans and $107.9 million, or 49.9%, consisted of nonresidential construction loans.  The increase in construction loans during fiscal 2005 was due primarily to increased originations of construction loans to builders.  The construction loans of Peoples are comprised largely of loans made to builders on a pre-sold basis, as well as, to a lesser extent, to builders for homes on an unsold or speculative basis.  Peoples’ construction loans to builders are generally made with a term not to exceed twelve months.  Interest-only payments are required during the construction period, which is typically twelve months.  Peoples generally limits the number of unsold homes under construction to its builders. This number is dependent on the financial strength of the builder, marketability of the property and the Bank’s experience with and present exposure to the builder.  In addition, loans made to borrowers to construct their personal residences are originated at one closing as a construction/permanent loan.

Peoples also originates loans for the construction of nonresidential real estate such as small office buildings and warehouses.  These loans are typically originated as construction/permanent loans with interest only payments during the construction period and converting to a permanent loan at the end of the construction period.  These loans are generally made with a construction term of 12 months.  The loan to value ratio is generally limited to 75% on these loans on an “as completed” basis.  At September 30, 2005, nonresidential construction loans amounted to $107.9 million, or 15.3% of the net loan portfolio.

Prior to making a commitment to fund a construction loan, Peoples requires an appraisal of the property.  Peoples also generally requires third party inspections of each project prior to disbursement of funds.  Loan proceeds are then disbursed based on a percentage of completion.

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

Commercial Loans.  Peoples’ commercial loans consist primarily of unsecured lines of credit for working capital purposes, and to a lesser extent, loans secured by business equipment.  At September 30, 2005, commercial loans amounted to $43.2 million, or 6.1% of Peoples’ net loan portfolio, compared to $33.2 million, or 5.5% of the net loan portfolio at September 30, 2004.

Consumer Loans.  Peoples’ consumer and other loans consist of loans secured by deposit accounts, automobiles and stock.  At September 30, 2005, consumer and other loans amounted to $22.5 million, or 3.2% of Peoples’ net loan portfolio, compared to $21.8 million, or 3.6% of Peoples’ net loan portfolio as of September 30, 2004.  This increase was primarily due to approximately $1.4 million in loans secured by automobiles which were obtained in the acquisition of American State Bank in June 2005.

Loan Origination and Other Fees.  In addition to interest earned on loans, Peoples receives loan origination fees or “points” for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.  In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. Peoples had $2.9 million of deferred loan fees at September 30, 2005 and 2004.

Contractual Principal Repayments and Interest Rates.  The following table sets forth scheduled contractual amortization of Peoples’ loans at September 30, 2005 as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.  Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	Principal Repayments Contractually Due
	in Year(s) Ended September 30,
	2006	2007	2008	2009- 2010	2011- 2016	2017- 2021	There- after	Total at September 30, 2005
	(In Thousands)

Mortgage loans:
Single-family residential	$84,264	$6,348	$6,566	$13,389	$42,170	$30,065	$69,622	$252,424
Multi-family residential	34,171	4,431	2,943	6,182	16,100	15,041	43,934	122,802
Nonresidential real estate and land	48,409	3,825	3,976	7,522	21,008	18,872	28,890	132,502
Construction loans	178,957	14,289	8,204	6,037	2,087	2,290	8,869	220,733
Commercial loans	39,876	886	578	741	966	184	—	43,231
Consumer loans	21,408	621	311	143	19	—	—	22,502

Total (1)	$407,085	$30,400	$22,578	$34,014	$82,350	$66,452	$151,315	$794,194

(1)                      Of the $387.1 million of loan principal payments contractually due after September 30, 2006, $113.4 million have fixed rates of interest and $273.7 million have adjustable rates of interest.

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

Asset Quality

General.  Peoples mails delinquent notices to borrowers when a borrower fails to make a required payment within 15 days of the date due. Additional notices begin when a loan becomes 30 days past due. If a loan becomes 90 days past due, Peoples refers it to an attorney to commence foreclosure. In many cases, deficiencies are cured promptly. While Peoples generally prefers to work with borrowers to resolve such problems, Peoples will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, Peoples generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest, and if collection of the interest is questionable.

Real estate acquired by Peoples as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold.  Peoples had real estate owned of $207,000, $301,000, and $1.3 million at September 30, 2005, 2004, and 2003, respectively.

Delinquent Loans.  The following tables set forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples’ loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At September 30,
	2005 60-89 Days Delinquent		2004 60-89 Days Delinquent		2003 60-89 Days Delinquent
		Percent		Percent		Percent
		Of Loan		of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Mortgage loans:
Single-family	$991.39%		$821.36%		$1,146.50%
Multi-family	332.27%		16.01%		—	—
Nonresidential real estate and land	766.58%		—	—	354.27%
Commercial	516	1.19%	—	—	—	—
Consumer	100.44%		—	—	—	—
Total	$2,705.34%		$837.12%		$1,500.27%

Non-Performing Assets.  The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans and other real estate owned.

	At September 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Non-accrual loans:
Single-family residential	$6,674	$2,090	$1,752	$1,274	$783
Multi-family residential	2,325	2,535	3,557	3,217	—
Nonresidential real estate and land	3,787	197	—	232	—
Construction loans	2,640	1,039	1,951	2,769	—
Commercial loans	3,220	165	—	—	—
Consumer loans	741	3	4	—	—
Total non-accrual loans	19,387	6,029	7,264	7,492	783
Loans 90 days past due and accruing	1,266	—	—	—	—
Total non-performing loans	20,653	6,029	7,264	7,492	783
Other real estate owned, net	207	301	1,293	97	—
Total non-performing assets	$20,860	$6,330	$8,557	$7,589	$783
Non-performing assets to total assets	2.07%	0.71%	1.16%	1.30%	0.19%
Non-performing loans to total loans-net	2.96%	1.01%	1.31%	1.49%	0.21%

Nonperforming assets totaled $20.9 million and $6.3 million at September 30, 2005 and 2004, respectively.  Nonperforming assets at September 30, 2005 consisted of $6.7 million of loans secured by single-family residential real estate, $2.3 million of loans secured by multi-family residential real estate, $3.8 million of loans secured by nonresidential real estate and land, $2.6 million in construction loans, $4.0 million of commercial and consumer loans, $1.3 million of loans 90 days or more past due and still accruing, and $207,000 in foreclosed real estate.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.  In addition, approximately $2.8 million of non-performing loans were obtained in the acquisition of American State Bank in June 2005.  The increase in nonperforming loans was due in large part to loan concentrations in a small number of borrowers, primarily with respect to single-family investment properties and unsecured commercial loans.  These borrowers have experienced financial difficulties due to a decline in the local real estate market and the volume of their respective inventories.

Non-accrual loans secured by single-family residential real estate consist of $2.4 million in owner-occupied residences with an average balance of $103,000, and $4.3 million in non-owner occupied residential real estate, with an average balance of $81,000.   Five borrowers represent $3.2 million of the non-owner occupied single-family residential non-accrual loans, with the largest borrower owing $1.4 million.

Nonresidential real estate secured non-accrual loans total $3.8 million at September 30, 2005.  The average balance of these ten loans is $374,000.  The largest loan of $1.6 million was paid in full in November 2005.  Non-accrual construction loans totaled $2.5 million at September 30, 2005 with the largest loan balance of $1.6 million being secured by multi-family residential real estate.  Commercial and consumer non-accrual loans totaled $4.0 million.  Approximately $2.4 million of these loans are unsecured, with an average balance of $124,000.

Approximately $4.8 million of the non-performing loans consist of a series of unsecured and real estate secured loans made to a small group of real estate investors who are in the process of liquidating their assets.

If the $19.4 million of non-accruing and nonperforming loans of Peoples had been current in accordance with their terms during fiscal 2005, the gross income on such loans would have been approximately $1.9 million.  A total of approximately $793,000 of interest income was actually recorded by Peoples on such loans in the fiscal year ended September 30, 2005.

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

Peoples’ total classified assets at September 30, 2005 amounted to $33.4 million, which consisted of $7.1 million of assets classified as special mention, $21.4 million of assets classified as substandard, $527,000 classified as doubtful,  and $1.6 million of assets classified as loss.  The largest classified asset at September 30, 2005 was a $1.6 million loan secured by nonresidential real estate.  This loan was subsequently paid in full in November 2005.  The remaining $31.8 million of classified assets at September 30, 2005 consisted of approximately $22.5 million of residential real estate loans, $4.9 million of commercial loans, $4.0 million of nonresidential real estate and land loans, $307,000 of consumer loans, and $207,000 of foreclosed real estate

Allowance for Loan Losses.  The allocation of the allowance for loan losses based on particular types of loans at September 30, 2005, 2004 and 2003 was as follows:

	2005		2004		2003
		Percent of		Percent of		Percent of
	Balance	total loans	Balance	total loans	Balance	total loans
	(Dollars in Thousands)

Single-family residential	$2,097	15.3%	$1,100	33.7%	$1,120	37.1%
Multi-family residential	517	3.8	1,661	15.9	1,342	15.4%
Nonresidential real estate and land	3,020	22.0	2,461	23.7	1,721	21.1%
Construction loans	976	7.1	2,211	18.6	2,192	19.7%
Commercial loans	6,587	48.1	3,122	4.9	3,124	4.8%
Consumer loans	500	3.7	470	3.2	245	1.9
	$13,697	100.0%	$11,025	100.0%	$9,744	100.0%

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

Peoples increased its allowance for loan losses in fiscal 2005 by recording a $3.6 million provision for losses on loans due to an increase in the volume of loans, as well as changes in the composition of the loan portfolio during the year and an increase in the level of charge-offs.  The change in the mix of the loan portfolio during the fiscal year 2005 resulted in increases to the allowance related to growth in multi-family residential loans, nonresidential real estate and land loans, construction loans and unsecured commercial lines of credit, all of which are generally considered to involve a higher degree of risk than single-family owner-occupied residential lending.   Peoples intends to continue to increase its allowance for loan losses as its loan portfolio increases and will adjust its allowance should the composition and relative credit risk of the portfolio change.  While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Future adjustments to the allowance could significantly affect future net earnings.

As previously stated, over the past four years, the Bank has placed an increased emphasis on multi-family residential loans, non-residential real estate and land loans, construction loans, commercial loans and consumer loans.  Correspondingly, the allowance for loan losses has increased from $3.7 million or .87% of total loans at September 30, 2001 to $13.7 million or 1.72% of total loans at September 30, 2005.

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Allowance at beginning of period	$11,025	$9,744	$7,656	$3,662	$762
Increase due to Market acquisition	—	—	—	—	451
Increase due to Kenwood acquisition	—	—	—	276	—
Provision for losses on loans	3,600	3,600	4,198	5,265	2,449
Charge-offs:
Single-family residential	(103)	(609)	(97)	—	—
Multi-family residential	(940)	(1,431)	—	—	—
Nonresidential real estate and land	—	(151)	(1,097)	—	—
Construction	(16)	—	(62)	—	—
Commercial	—	(145)	(866)	(1,547)	—
Consumer and other loans	(22)	_ (24)	—	—	—
Total charge-offs	(1,081)	(2,360)	(2,122)	(1,547)	—
Recoveries:
Single-family residential	9	—	12	—	—
Multi-family residential	140	—	—	—	—
Nonresidential real estate and land	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	21	—	—	—
Consumer and other loans	4	20	—	—	—
Total recoveries	153	41	12	—	—

Net loans charged-off to allowance for loan losses	(928)	(2,319)	(2,110)	(1,547)	—

Allowance at end of period	$13,697	$11,025	$9,744	$7,656	$3,662
Allowance for loan losses to total nonperforming loans at end of period	70.65%	182.87%	134.15%	102.19%	467.69%

Allowance for loan losses to total loans at end of period	1.72%	1.64%	1.57%	1.37%	0.87%

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

The investment policy of Peoples is designed to maintain adequate liquidity, manage investment assets in conjunction with interest rate risk and maximize stability through diversification.  Excess funds not utilized to meet loan demand are typically invested using the guidelines of the investment policy to seek the maximum return with minimal risk. All investments are approved to be held as “Available for sale” or “Held to maturity”.  Peoples does not maintain any investments as “Trading”.  Peoples transacts all investment activity through a select group of securities dealers approved by the Board of Directors.

The following table sets forth information regarding the carrying value and fair value of Peoples’ securities at the dates indicated.

	September 30,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities	$199,845	$199,716	$228,568	$228,085	$134,598	$133,828
FHLMC stock	—	—	—	—	1,391	1,123
Mutual funds	1,136	1,096	1,091	1,069	1,039	1,033
US treasuries and agencies	5,549	5,535
Other equity securities	1,009	1,019	—	—	—	—
Total	$207,539	$207,366	$229,659	$229,154	$137,028	$135,984

Required investment:
Federal Home Loan Bank stock	$11,871	$11,871	$10,841	$10,841	$10,221	$10,221

The following table sets forth the activity in Peoples’ aggregate securities portfolio during the periods indicated.

	Year Ended September 30,
	2005	2004	2003
	(In Thousands)

Securities at beginning of period	$239,995	$146,205	$29,901
Purchases (1)	88,667	147,624	209,532
Sales of available for sale securities	(41,186)	(1,391)	(67,996)
Amortization of premiums and discounts	(1,768)	(1,493)	(1,058)
Repayments, prepayments and maturities	(76,502)	(51,489)	(23,032)
Securities acquired through acquisition – net	9,699	—	—
Increase (decrease) in unrealized gains (losses) on available-for-sale securities	332	539	(1,142)

Securities at end of period (2)	$219,237	$239,995	$146,205

(1)           Includes increases in Federal Home Loan Bank stock and mutual funds from purchases and dividends.

(2)           At September 30, 2005, 2004 and 2003, $199.6 million or 91.1%, $228.1 million or 95.0%, and $33.8 million or 91.5%, respectively, of Peoples’ securities portfolio consisted of adjustable-rate securities.

The following table sets forth certain information regarding the maturities of Peoples’ security portfolio at September 30, 2005.

	Contractually Maturing
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1-5	Average	6-10	Average	Over 10	Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield
	(Dollars in Thousands)

Investment securities	$1,004	3.70%	$2,010	4.17%	$1,448	4.91%	$2,092	6.10%
Mortgage-backed securities	—	—	—	—	—	—	199,716	3.61

	$1,004	3.70%	$2,010	4.17%	$1,448	4.91%	$201,808	3.64%

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Peoples.  At September 30, 2005, Peoples had mortgage-backed securities with a fair value totaling $199.7 million.

During fiscal year 2005, Peoples purchased $88.1 million in adjustable-rate mortgage-backed securities as a tool  to manage interest rate risk, as well as to provide interest income with minimal credit risk, due to the implicit guaranty of government-sponsored agencies.

Sources of Funds

General.  Deposits are the primary source of Peoples’ funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, competition from other financial entities, and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

Deposits.  Deposits are attracted by Peoples principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The bank offers traditional passbook savings accounts, money market accounts, checking accounts and certificates of deposit.

The bank obtains deposits primarily from residents of its primary market areas of southwestern Ohio and southeastern Indiana.  The bank does not solicit deposits from outside its primary market area or pay fees to brokers to solicit funds for deposit.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal and state regulations.

The following table sets forth the activity in Peoples’ deposits during the periods indicated.

	Year Ended September 30,
	2005	2004	2003
	(In Thousands)

Beginning balance	$472,436	$455,900	$369,080

Net increase before interest credited	139,568	5,255	76,378
Interest credited	195	11,281	10,442

Net increase in deposits (including acquisitions)	139,763	16,536	86,820

Ending balance	$612,199	$472,436	$455,900

The following table sets forth by various interest rate categories the certificates of deposit with Peoples at the dates indicated.

	September 30,
	2005	2004	2003
	(In Thousands)

0.00% to 2.99%	$95,437	$124,115	$104,180
3.00% to 3.99%	107,399	56,156	56,216
4.00% to 4.99%	140,226	55,199	48,162
5.00% to 6.99%	18,514	25,194	35,713
7.00% to 8.99%	—	137	562

Total	$361,576	$260,801	$244,833

The following table sets forth the amount and remaining maturities of Peoples’ certificates of deposit at September 30, 2005.

		Over Six	Over One	Over Two
		Months	Year	Years
	Six	Through	Through	Through	Over
	Months	One	Two	Three	Three
	And Less	Year	Years	Years	Years
	(In Thousands)

0.00% to 2.99%	$68,531	$13,111	$12,312	$1,221	$262
3.00% to 3.99%	9,854	34,816	21,697	21,426	19,606
4.00% to 4.99%	3,280	32,383	30,169	5,697	68,697
5.00% to 6.99%	3,234	2,423	12,824	7	26

Total	$84,899	82,733	$77,002	$28,351	$88,591

As of September 30, 2005, the aggregate amount of outstanding certificates of deposit at Peoples, in amounts greater than $100,000, was approximately $88.0 million.  The following table presents the maturity of these certificates of deposit at such date.

September 30, 2005
(In Thousands)

3 months or less	$11,882
Over 3 months through 6 months	11,096
Over 6 months through 12 months	15,893
Over 12 months	49,154

$88,025

The following table sets forth the dollar amount of deposits in various types of deposits offered by Peoples at the dates indicated.

	At September 30,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Non-interest checking accounts	$20,150	3.29%	$17,638	3.74%	$9,266	2.03%
Savings and checking accounts	210,590	34.40	164,415	34.80	164,369	36.06
Certificates of deposit	361,576	59.06	260,801	55.20	244,883	53.71
Money market accounts	19,883	3.25	29,582	6.26	37,382	8.20

Total	$612,199	100.00%	$472,436	100.00%	$455,900	100.00%

Peoples attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

Borrowings.  Peoples may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of the common stock Peoples owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  As of September 30, 2005, Peoples was permitted to borrow, subject to security pledge agreements, up to $340.0 million from the Federal Home Loan Bank of Cincinnati.  At such date, Peoples had $273.6 million of Federal Home Loan Bank advances. The Bank has used Federal Home Loan Bank advances in order to complement deposits as a funding source for loans and investments.  Of the $273.6 million of advances at September 30, 2005, $120.0 million mature in fiscal 2006.

In addition, Peoples has a line of credit with another financial institution for $20 million.  As of September 30, 2005, Peoples did not have an outstanding balance on this line of credit.  This line of credit matures on March 31, 2006.

The following table shows certain information regarding the borrowings of Peoples at or for the dates indicated:

	At or for the Year Ended September 30,
	2005	2004	2003
	(Dollars in Thousands)

Federal Home Loan Bank advances:
Average balance outstanding	$296,527	$299,224	$173,731
Maximum amount outstanding at any month-end during the period	$320,474	$327,000	$218,500
Balance outstanding at end of period	$273,569	$324,500	$218,500
Average interest rate during the period	3.35%	2.56%	3.59%
Weighted-average interest rate at end of period	3.89%	2.85%	3.08%

Line of Credit:
Average balance outstanding	$—	$1,100	$946
Maximum amount outstanding at any month-end during the period	—	$1,900	$1,400
Balance outstanding at end of period	—	—	$1,400
Average interest rate during the period	N/A	2.97%	2.85%
Weighted-average interest rate at end of period	N/A	N/A	2.62%

Columbia Bancorp, Inc.

At September 30, 2005, Peoples owned approximately 38% of Columbia Bancorp, Inc., a privately held bank holding company in southwest Ohio.

Total Employees

Peoples had 169 full-time equivalent employees at September 30, 2005.  None of these employees are represented by  a collective bargaining agent, and Peoples believes that it enjoys good relations with its personnel.

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

Peoples Community Bancorp

Peoples is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve) under the Bank Holding Company Act of 1956, as amended.  The Bank Holding Company Act requires bank holding companies to file periodic reports with and is subject to examination by the Federal Reserve.  The Federal Reserve issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the Federal Reserve may require the holding company to use its resources to provide adequate capital funds to the bank during periods of financial stress or adversity.

The Bank Holding Company Act prohibits Peoples from acquiring direct or indirect control of more than 5 percent of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal Reserve.

The Bank Holding Company Act restricts Peoples to engaging in activities that the Federal Reserve has found to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects.  To this end, the Bank Holding Company Act, prohibits Peoples from engaging in most nonbanking businesses, or acquiring ownership or control of more than 5 percent of the outstanding voting stock of any company engaged in a nonbanking business, unless the Federal Reserve has determined that the nonbanking business is closely related to banking.  Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a nonbanking business if it constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Federal Reserve Act imposes restrictions on a subsidiary bank of a bank holding company.  The restrictions affect extension of credit to the bank holding company and its subsidiaries, investments in the stock or securities as collateral for loans.  The Federal Reserve Act and the Federal Reserve regulations also place limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders.  In addition, such legislation and regulation may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

Insurance of Accounts.  The deposits acquired in conjunction with the purchase of American State Corporation in June 2005 are insured to the maximum extent permitted by the Bank Insurance Fund.  The remaining deposits of the Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund.  Both funds are administered by the FDIC, and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action. Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution.

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

Regulatory Capital Requirements.  Federal bank holding companies, as well as federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Federal Reserve has established minimum capital ratios for bank holding companies, while the Office of Thrift Supervision (OTS) has established capital standards applicable to all savings institutions. The OTS standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The Federal Reserve uses risk-based capital guidelines for bank holding companies.  These are designed to make such capital requirements more sensitive to differences in risk profiles amount bank holding accounts, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum.  The current guidelines require all bank holding companies to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital.  Tier I capital for bank holding companies includes common shareholder’s equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangible assets.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines.  The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base.  The Federal Reserve requires a minimum leverage ratio of 3%.  However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional amount of capital at least 1% to 2%.

At September 30, 2005, Peoples met all Federal Reserve capital and leverage ratios, with Tier I risk-based capital ratio of 14.3%, total risk-based capital ratio of 16.5%, and leverage ratio of 9.7%.

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  Tangible capital generally equals common stockholders’ equity (including retained earnings) minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Core capital generally consists of tangible capital plus qualifying intangible assets.

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

At September 30, 2005, the Bank exceeded all of its OTS capital requirements, with tangible, core and risk-based capital ratios of 9.7%, 9.7% and 14.6%, respectively.

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

Prompt Corrective Action.  The following table shows the amount of capital associated with the different OTS capital categories set forth in the prompt corrective action regulations.

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

At September 30, 2005, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

Safety and Soundness Guidelines.  The Federal Reserve, the Office of Thrift Supervision, and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The Federal Reserve, the Office of Thrift Supervision, and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.  The Bank believes that it is in compliance with these guidelines and standards.

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

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. A savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or by maintaining at least 65% of its portfolio assets in certain housing and consumer-related assets such as loans made to purchase, refinance, construct, improve or repair domestic residential housing; home equity loans; most mortgage-backed securities; stock issued by a Federal Home Loan Bank; and direct or indirect obligations of the FDIC.

A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with certain restrictions on its operations.

At September 30, 2005, the qualified thrift investments of the Bank were approximately 87.8% of its portfolio assets.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2005, the Bank had $11.4 million in Federal Home Loan Bank of Cincinnati stock, which was in compliance with this requirement.   The Bank also had approximately $500,000 in Federal Home Loan Bank of Indianapolis stock, which was obtained through the acquisition of American State Bank in June 2005.

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

Bad Debt Reserves.  In 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method.  The Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years.  The Bank’s post-1987 excess reserves amounted to approximately $1.2 million.  The recapture has occurred over a six-year period, which commenced in fiscal 1999. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Bank’s deferred tax liability.

At September 30, 2005, the federal income tax reserves of the Bank included $1.4 million for which no federal income tax has been provided.  Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the recent conversion, the retained earnings of the Bank are substantially restricted.

Distributions.  If the Bank were to distribute cash or property to its stockholders, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Bank to have additional taxable income.  A distribution is from accumulated bad debt reserves if (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a “non-qualified distribution.”  A distribution with respect to its stock is a non-qualified distribution to the extent that, for federal income tax purposes, (1) it is in redemption of its shares, (2) it is pursuant to a liquidation of the institution, or (3) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution’s current and post-1951 accumulated earnings and profits.

The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax.  The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income”) and is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Tax preference items include depreciation and 75% of the excess (if any) of  (1) alternative minimum taxable income determined without regard to this preference and prior to reduction by net operating losses, over (2) adjusted current earnings as defined in the Code.

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

Peoples’ federal income tax returns for the tax years ended 2004, 2003 and 2002 are open under the statute of limitations and are subject to review by the IRS.  Peoples has not been audited by the IRS during the last five years.

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

Indiana Taxation.  Peoples is subject to the Indiana financial institution tax, which is tax calculated at eight and one-half (8.5) percent of the adjusted gross income of the business conducted in the state of Indiana.  This financial institution tax is extended to both resident and nonresident financial institutions.

Maryland Taxation.  As a Maryland holding company not earning income in Maryland, Peoples is exempt from Maryland corporate income tax.

Item 2. Properties

At September 30, 2005, Peoples conducted its business from its main office in West Chester, Ohio and fifteen other branch offices in Hamilton and Warren counties in Ohio and Dearborn County, Indiana.  The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Peoples at September 30, 2005.

	Owned or Leased	Lease Expiration Date	Net Book Value of Property and Leasehold Improvements at September 30, 2005	Deposits at September 30, 2005
			(In thousands)
Main Office:
6100 West Chester Road, West Chester, Ohio 45069	Owned	N/A	$2,464	$68,117

Branch Offices:
7615 Voice of America Drive, West Chester, Ohio 45069	Owned	N/A	3,891	9,401
11 South Broadway, Lebanon, Ohio 45036	Owned	N/A	694	58,946
4825 Marburg Avenue, Cincinnati, Ohio 45209	Owned	N/A	1,656	29,888
5712 Bridgetown Road, Cincinnati, Ohio 45248	Owned	N/A	2,047	68,784
6570 Harrison Avenue, Cincinnati, Ohio 45247	Owned	N/A	1,355	40,765
7522 Hamilton Avenue, Cincinnati, Ohio 45231	Owned	N/A	1,282	66,990
4100 State Route 128, Cleves, Ohio 45002	Owned	N/A	968	16,819
1101 Columbus Avenue, Lebanon, Ohio 45036	Owned	N/A	1,378	41,698
5797 South State Route 48, Maineville, Ohio 45039	Owned	N/A	981	19,125
8350 Arbor Square Drive, Mason, Ohio 45040	Owned	N/A	1,362	22,509
3530 Springdale Road, Cincinnati, Ohio 45251	Owned	N/A	688	24,647
7200 Blue Ash Road, Cincinnati, Ohio 45236	Owned	N/A	2,340	85,115
2906-6 West US 22 & 3, Maineville, OH 45039	Leased	06/07	—	—
131 Walnut Street, Lawrenceburg, Indiana 47025	Leased	02/13	138	46,745
320 Importing Street, Aurora, Indiana 47001	Owned	N/A	550	8,017
24128 State Line Road, Bright, Indiana 47025	Owned	N/A	354	4,448

Additionally, the Company had capitalized construction in progress costs totaling approximately $794,000 at September 30, 2005, and has purchased land in Warren County for $1.0 million for future expansion.

Item 3. Legal Proceedings

The Company is not involved in any legal proceeding except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The information required herein is incorporated by reference from page  of Peoples’ 2005 Annual Report to Stockholders filed as Exhibit 13 hereto (“2005 Annual Report”) and from Part III, Item 12 hereof.

(b)  Not applicable.

(c)  Not applicable.

Item 6. Selected Financial Data

The information required herein is incorporated from pages 4 and 5 of the 2005 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 6 to16 of the 2005 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated from pages 16 and 17 of the 2005 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 21 to 58 of the 2005 Annual Report.

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Peoples Community Bancorp, Inc.

We have audited the consolidated statement of financial condition of Peoples Community Bancorp, Inc. as of September 30, 2003 (which is not included in this Annual Report on Form 10-K) and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Community Bancorp, Inc. as of September 30, 2003, and the consolidated results of its operations and its cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/GRANT THORNTON LLP
Cincinnati, Ohio
October 30, 2003

Report of Registered Independent Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Peoples Community Bancorp, Inc.

West Chester, Ohio

We have audited the consolidated statement of financial condition of Peoples Community Bancorp, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2005.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Community Bancorp, Inc. as of September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio
October 28, 2005, except for Note P as to which the date is November 4, 2005

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2005.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options(1)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	183,590	$18.29	211,603

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	183,590	$18.29	211,603

(1)           Included in such number are 92,543 shares which are subject to restricted stock grants which were not vested as of September 30, 2005.  The weighted average exercise price excludes restricted stock grants.

Item 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)  The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2005 Annual Report:

Report of Registered Independent Certified Public Accountants.

Consolidated Statements of Financial Condition as of September 30, 2005 and 2004.

Consolidated Statements of Earnings for the Years Ended September 30, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

(2)   All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)  Exhibits.

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

No.	Exhibits
3.1	Articles of Incorporation of Peoples Community Bancorp, Inc.(1)
3.2	Bylaws of Peoples Community Bancorp, Inc.(1)
4	Stock Certificate of Peoples Community Bancorp, Inc.(4)
10.1	2001 Stock Option Plan(2)
10.2	2001 Recognition and Retention Plan(2)
10.3	2004 Stock Option Plan(3)
10.4	2004 Recognition and Retention Plan(3)
10.5	Employment Agreements with each of Jerry D. Williams, Thomas J. Noe, John E. Rathkamp and Teresa A. O’Quinn(4)
10.6	Change in Control Agreement with Jerry Boate(5)
13	Annual Report to Stockholders for the Year Ended September 30, 2005
21	List of Subsidiaries (See “Item I. Business - Subsidiaries” in this Form 10-K)
23.1	Consent of BKD LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)        Incorporated herein by reference to Peoples’ Proxy Statement dated January 28, 2002.

(2)        Incorporated herein by reference to Peoples’ Proxy Statement dated January 29, 2001.

(3)        Incorporated herein by reference to Peoples’ Proxy Statement dated January 5, 2004.

(4)        Incorporated herein by reference to Peoples’ Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 29, 2004.

(5)        Incorporated herein by reference to Peoples’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

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

/s/Jerry D. Williams	December 28, 2005
Jerry D. Williams
President, Chief Executive Officer and Director
(principal executive officer)

/s/Thomas J. Noe	December 28, 2005

Thomas J. Noe

Treasurer and Director

/s/Paul E. Hasselbring	December 28, 2005
Paul E. Hasselbring
Chairman of the Board and
Director

/s/John E. Rathkamp	December 28, 2005
John E. Rathkamp
Chief Lending Officer, Secretary and Director

/s/John L. Buchanan	December 28, 2005
John L. Buchanan
Director

/s/Donald L. Hawke	December 28, 2005
Donald L. Hawke
Director

/s/James R. Van DeGrift	December 28, 2005
James R. Van DeGrift
Director

/s/Nicholas N. Nelson	December 28, 2005
Nicholas N. Nelson
Director

/s/Teresa A. O’Quinn	December 28, 2005
Teresa A. O’Quinn
Chief Financial Officer
(principal financial and accounting officer)