Form 10-Q
period 2005-12-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2006-02-14
CIK 1100983

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005
                                ______________________________


                                  OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _______________


Commission File No. 000-29949
                    _________

                        PEOPLES COMMUNITY BANCORP, INC.
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


           Maryland                                        31-1686242
_________________________________               ______________________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification Number)


               6100 West Chester Road, West Chester, Ohio  45069
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

Yes [X]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No  [X]

As of February 14, 2006, the latest practicable date, 4,424,449 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                 Page 1 of 22


                      Peoples Community Bancorp, Inc.

                                   INDEX

                                                                          Page
                                                                          ----

PART I  -   FINANCIAL INFORMATION

               Condensed Consolidated Statements of Financial Condition    3

               Condensed Consolidated Statements of Earnings               4

               Condensed Consolidated Statements of Comprehensive Income   5

               Condensed Consolidated Statements of Cash Flows             6

               Notes to Consolidated Financial Statements                  8

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations              13

PART II -      OTHER INFORMATION                                          22

SIGNATURES                                                                23






















                    PEOPLES COMMUNITY BANCORP, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (In thousands, except share data)

                                                      December 31,  September 30,
     ASSETS                                                   2005           2005
                                                        (Unaudited)
Cash and due from banks                                  $   19,988    $   10,787
Interest-bearing deposits in other financial institutions     1,570         6,274
                                                          ---------     ---------
     Cash and cash equivalents                               21,558        17,061

Securities designated as available for sale                  74,482       207,366
Loans receivable - net of allowance of $13,444 at           851,270       704,714
    December 31, 2005 and $13,697 at September 30, 2005
Office premises and equipment                                25,287        23,967
Real estate acquired through foreclosure                        188           207
Federal Home Loan Bank stock                                 13,122        11,871
Accrued interest receivable                                   5,204         4,774
Bank-owned life insurance                                    15,320        15,158
Prepaid expenses and other assets                             5,852         5,161
Goodwill                                                     20,282        10,028
Intangible Assets                                             5,330         1,743
Deferred federal income taxes                                 3,017         4,604
                                                          ---------     ---------

     Total assets                                        $1,040,912    $1,006,654
                                                          =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                 $  726,629    $  612,199
Advances from the Federal Home Loan Bank                    193,132       273,569
Guaranteed preferred beneficial interests in junior
    subordinated debentures                                  28,351        28,351
Accrued interest payable                                        700           845
Other liabilities                                             6,053         4,990
                                                          ---------     ---------

     Total liabilities                                      954,865       919,954

Commitments and contingent liabilities                          -            -

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par
    value authorized; 4,424,449 shares issued                    44            44
Additional paid-in capital                                   62,945        62,872
  Retained earnings - restricted                             24,785        25,362
  Shares acquired by stock benefit plan                      (1,423)       (1,464)
  Accumulated comprehensive loss, unrealized losses on
    securities designated as available for sale,
    net of related tax effects                                 (304)         (114)
                                                          ---------     ---------
     Total stockholders' equity                              86,047        86,700
                                                          ---------     ---------
     Total liabilities and stockholders' equity          $1,040,912    $1,006,654
                                                          =========     =========

See notes to unaudited consolidated financial statements.


                    Peoples Community Bancorp, Inc.

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
                   (In thousands, except share data)

                                                         Three months ended
                                                            December 31,
                                                           2005       2004
Interest income
  Loans                                                  $12,620    $ 9,405
  Mortgage-backed securities                               1,463      1,228
  Investment securities                                       12         11
  Interest-bearing deposits and other                        307        141
                                                          ------     ------
     Total interest income                                14,402     10,785

Interest expense
  Deposits                                                 5,111      3,175
  Borrowings                                               3,044      2,384
                                                          ------     ------
     Total interest expense                                8,155      5,559

     Net interest income                                   6,247      5,226

Provision for losses on loans                                900        900
                                                          ------     ------
     Net interest income after provision
       for losses on loans                                 5,347      4,326

Other income
  Gain on sale of loans                                       -          23
  Gain (loss) on sale of securities                       (1,407)       724
  Loss on sale of other assets                               (15)        -
  Other operating                                            658        225
                                                          ------     ------
     Total other income                                     (764)       972

General, administrative and other expense
  Employee compensation and benefits                       2,343      2,004
  Occupancy and equipment                                    728        658
  Franchise taxes                                            240        168
  Data processing                                            201        303
  Other operating                                          1,018        749
                                                          ------     ------
     Total general, administrative and other expense       4,530      3,882
                                                          ------     ------

     Earnings before income taxes                             53      1,416

Federal income taxes                                         (34)       481
                                                          ------     ------

     NET EARNINGS                                        $    87    $   935
                                                           =====      =====
     EARNINGS PER SHARE
       Basic                                                $.02       $.24
                                                             ===        ===
       Diluted                                              $.02       $.24
                                                             ===        ===
     DIVIDENDS PER SHARE                                    $.15       $.15
                                                             ===        ===

See notes to unaudited consolidated financial statements.


                    Peoples Community Bancorp, Inc.

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Unaudited)
                             (In thousands)

                                                                                     For the three months
                                                                                       ended December 31,
                                                                                         2005       2004
Net earnings                                                                          $    87    $   935

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period,
    net of tax effects (benefits) of $(576) and $155 for the respective periods        (1,119)       301

  Reclassification adjustment for realized losses (gains) included in
    earnings, net of tax effects of $478 and $(246) for the respective periods            929       (478)
                                                                                        -----     ------
Comprehensive income (loss)                                                           $  (103)   $   758
                                                                                        =====     ======
Accumulated comprehensive loss                                                        $  (304)   $  (510)
                                                                                        =====     ======



























See notes to unaudited consolidated financial statements.

                    Peoples Community Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                For the three months ended December 31,
                            (In thousands)

                                                                                     2005        2004
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                      $   87    $    935
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on securities                              247         358
    Amortization of deferred loan origination fees and premiums                      (413)       (326)
    Amortization of premiums and discounts on borrowings                             (404)        -
    Expense of stock benefit plans                                                     94         118
    Amortization of other intangible assets                                           116         -
    Depreciation                                                                      340         252
    Provision for losses on loans                                                     900         900
    Federal Home Loan Bank stock dividends                                           (165)       (116)
    Investment securities dividends                                                   (12)        (11)
    Income from bank-owned life insurance                                            (162)        -
    Undistributed income from investment in Columbia                                  (48)        -
    Loss (gain) on sale of securities                                               1,407        (724)
    Gain on sale of loans                                                             -           (23)
    Gain on sale of office equipment                                                   (4)        -
     Loss on foreclosed real estate                                                    18         -
     Proceeds from sale of loans in the secondary market                              -         1,529
     Loans originated for sale in the secondary market                                -        (1,506)
  Increase (decrease) in cash, due to changes in:
      Accrued interest receivable                                                      (7)       (430)
      Prepaid expenses and other assets                                             3,170
      Accrued interest payable and other liabilities                                 (967)       (130)
                                                                                  -------      ------
     Net cash provided by operating activities                                      4,197       2,226

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed securities                                              -       (21,391)
  Principal repayments on mortgage-backed securities and investment securities     22,482      17,754
  Proceeds from sale of mortgage-backed securities and investment securities
     designated as available for sale                                             108,865      37,326
  Proceeds from the sale of loans and loan participations                           3,490         -
  Principal repayments on loans                                                    76,091      36,307
  Loan disbursements                                                             (103,980)    (55,314)
  Purchase of office premises and equipment                                          (640)     (2,699)
  Sale of office equipment                                                              4         -
  Proceeds from sale of real estate acquired through foreclosure                      -           162
  Cash paid in acquisition of PFS Bancorp, Inc. - net                             (30,008)        -
                                                                                  -------      ------
     Net cash provided by investing activities                                     76,304      12,145
                                                                                  -------      ------
     Net cash provided by operating and investing activities
       (balance carried forward)                                                   80,501      14,371




See notes to unaudited consolidated financial statements.

                    Peoples Community Bancorp, Inc.

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (Unaudited)
                For the three months ended December 31,
                            (In thousands)

                                                                           2005      2004
     Net cash provided by operating and investing activities
       (balance brought forward)                                        $ 80,501   $14,371

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                        25,740    14,053
  Proceeds from Federal Home Loan Bank advances and other borrowings      49,900    40,000
  Repayment of Federal Home Loan Bank advances and other borrowings     (151,000)  (70,000)
  Proceeds from exercise of stock options                                     20         3
  Dividends paid on common shares                                           (664)     (585)
                                                                         -------    ------

     Net cash used in financing activities                               (76,004)  (16,529)
                                                                         -------    ------

Net (decrease) increase in cash and cash equivalents                       4,497    (2,158)

Cash and cash equivalents at beginning of period                          17,061    14,430
                                                                         -------    ------

Cash and cash equivalents at end of period                              $ 21,558   $12,272
                                                                          ======    ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                $    500   $   500
                                                                          ======    ======

    Interest on deposits and borrowings                                 $  8,300   $ 5,215
                                                                          ======    ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure      $     -    $ 1,453
                                                                          ======    ======









See notes to unaudited consolidated financial statements.

                    Peoples Community Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the three month periods ended December 31, 2005 and 2004


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated statement of financial condition of the Company as of September 30, 2005 has been derived from the audited statement of financial condition of the Company as of that date.

2.  Business Combinations
    ---------------------

On January 24, 2005, Peoples Community Bancorp acquired 69,925 shares of Columbia Bancorp, Inc. ("Columbia"), Cincinnati, Ohio, a privately held bank holding company for an aggregate purchase price of $2.5 million. These shares represent approximately 38% of Columbia's issued and outstanding common stock. As a result of such acquisition, the company became a bank holding company.

On June 10, 2005, the Company acquired American State Corporation, the parent company of American State Bank ("American") with three branch offices in the Southeast Indiana communities of Lawrenceburg, Aurora and Bright. The Bank paid $4.79 in cash for each of the 1,469,062 outstanding common shares of American. American's outstanding preferred stock was redeemed for cash at par value, totaling $700,000. The expansion in the Southeast Indiana community further enhances Peoples Community Bank's ability to increase its market share and scale of operations, as well as expand its distribution network within the greater Cincinnati area.

On August 11, 2005, the Company completed a private placement of 500,000 shares of its common stock with certain institutional investors and directors and officers. The net proceeds of $10.3 million were utilized to supplement the Company's capital and will serve as an additional source to fund the Company's growth strategy and for general corporate purposes.

On December 16, 2005, the Company acquired PFS Bancorp, Inc., ("PFS") the parent company of Peoples Federal Savings Bank ("Peoples Federal"). Peoples Federal operated three offices in the Southeast Indiana communities of Aurora, Rising Sun, and Vevay. The Company paid $23.00 in cash for each of the outstanding 1,473,728 shares of PFS, resulting in aggregate merger consideration of approximately $32.8 million.

The acquisition of PFS Bancorp, Inc. was accounted for using the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets and liabilities purchased will be amortized over the estimated useful lives of the related assets and liabilities. Core deposit intangibles estimated at $3.7 million were recognized and will be amortized over seven years using sum-of-the-year method. The excess of the purchase price over the estimated fair value of the underlying net assets, totaling an estimate of $10.3 million, was allocated to goodwill. Peoples Federal's results of operations and financial position were included in the Company's consolidated financial statements beginning December 17, 2005.

                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three month periods ended December 31, 2005 and 2004

2.  Business Combinations (continued)
    ---------------------

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing valuations of certain assets and liabilities; thus, the allocation of the purchase price is subject to refinement.
                                                  (in thousands)

     Cash and cash equivalents                       $   2,740
     Investment securities available for sale            1,479
     Loans receivable                                  122,643
     Office premises and equipment                       1,020
     Core deposit intangible                             3,703
     Goodwill                                           10,254
     Other assets                                        2,077
                                                       -------
          Total assets acquired                      $ 143,916
                                                       -------

     Deposits                                        $  88,690
     Borrowings                                         21,067
     Other liabilities                                   1,322
                                                       -------
          Total liabilities assumed                  $ 111,079
                                                       -------

          Total purchase price                       $  32,837
                                                       -------

The following pro forma information, including the effect of the purchase accounting adjustments, depicts the results of operations as though the merger had taken place at the beginning of each period.
The pro forma information for the three months ended December 31, 2005 includes nonrecurring compensation expense related to the acquisition of $1.4 million.

                                                           Three Months Ended
                                                               December 31,
                                                               2005    2004
                                                              (in thousands)

 Total interest income                                       $15,868 $12,267
 Total interest expense                                        8,819   6,083
                                                              ------  ------
      Net interest income                                      7,049   6,184

 Provision for losses on loans                                   916     924
 Other income                                                    610   1,101
 General, administrative and other expense                     6,588   4,576
                                                              ------  ------
      Earnings before income taxes                               155   1,785

 Federal income taxes                                             80     621
                                                              ------  ------

      Net earnings                                            $   75 $ 1,164
                                                              ======  ======

      Pro forma basic earnings per share (in whole dollars)    $0.02   $0.30
                                                                ====    ====

      Pro forma diluted earnings per share (in whole dollars)  $0.02   $0.30
                                                                ====    ====

                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three month periods ended December 31, 2005 and 2004


2.  Business Combinations (continued)
    ---------------------

The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the date indicated or which may be obtained in the future.

3.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and Peoples Community Bank (the "Bank"), its wholly-owned subsidiary. All significant intercompany items have been eliminated. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, Peoples Bancorp Capital Trust I was deconsolidated as of June 30, 2004, with the Company accounting for its investment in Peoples Community Bancorp Capital Trust I as an asset, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had previously classified the trust preferred securities as debt, but eliminated its common stock investment. The investment in Peoples Community Bancorp Capital Trust II is accounted for using provisions of FIN 46 as revised by the FASB.

4.  Earnings Per Share
    ------------------

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 63,754 and 33,888 unallocated ESOP shares as of December 31, 2005 and 2004, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:

                                              For the three months ended
                                                        December 31,
                                                    2005          2004

Weighted-average common shares
  outstanding (basic)                            4,358,840     3,859,520
Dilutive effect of assumed exercise
  of stock options                                  27,257        46,828
                                                 ---------     ---------
Weighted-average common shares
  outstanding (diluted)                          4,386,097     3,906,348
                                                 =========     =========

Options to purchase 46,417 shares of common stock at a weighted-average exercise price of $23.21 and MRP awards of 13,543 were outstanding at December 31, 2005, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

5.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

There were no recent accounting pronouncements or developments through December 31, 2005 that would have a material effect on the Company's consolidated financial statements.


                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three month periods ended December 31, 2005 and 2004


6.  Stock Option Plan
    -----------------

During fiscal 2001 the Board of Directors adopted the Peoples Community Bancorp, Inc. Stock Option and Incentive Plan (the "2001 Plan") that provides for the issuance of 197,773 shares of authorized but unissued shares of common stock at fair value at the date of grant. Through December 31, 2005, the Company has granted options of 196,170 shares, net of forfeitures, under the 2001 Plan. The 2004 Stock Option and Incentive Plan (the "2004 Plan"), as approved by stockholders, provides for the issuance of 150,000 share of authorized by unissued shares of common stock at fair value at the date of grant. As of December 31, 2005, no options had been granted under the 2004 plan.

Both plans provide that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant. The remaining shares in the plans may be granted to employees based on management's discretion.
The Bank accounts for the plans using a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

Beginning with fiscal 2002, the Company elected to record the expense related to the vesting of its stock options in accordance with provisions of SFAS No. 123. Total expense recognized related to stock options for the three month periods ended December 31, 2005 and 2004 amounted to $53,000 and $52,000, respectively.

The fair value of the option grants are estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2005 and 2004: dividend yield of 3.8% and 2.5%, respectively; expected volatility of 19.5% and 26.6%, respectively; a risk-free interest rate of 4.0% and 4.6%, respectively, and an expected life of ten years for all grants.

A summary of the status of the 2001 Plan as of and for the three months ended December 31, 2005 and for the fiscal years ended
September 30, 2005 and 2004, is presented below:

                                     Three months ended                Year ended
                                         December 31,                 September 30,
                                            2005               2005                2004
                                               Weighted-          Weighted-           Weighted-
                                               average             average             average
                                               exercise            exercise           exercise
                                      Shares    price    Shares     price    Shares     price
Outstanding at beginning of period   183,590   $18.29   170,336    $17.76   144,528    $16.75
Granted                                  -        -      35,208     19.92    29,969     23.20
Exercised                                -        -     (12,112)    14.00       -         -
Forfeited and expired                 (5,894)   20.97    (9,842)    20.15    (1,161)    18.60
                                     -------    -----   -------     -----   -------     -----

Outstanding at end of period         177,696   $18.20   183,590    $18.29   170,336    $17.76
                                     =======    =====   =======     =====   =======     =====

Options exercisable at period-end     90,558   $16.39    91,047    $16.42    70,839    $15.53
                                     =======    =====   =======     =====   =======     =====
Weighted-average fair value of
  options granted during the period            $ N/A              $  4.17             $  4.50
                                                =====               =====               =====




                    Peoples Community Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three month periods ended December 31, 2005 and 2004


6.  Stock Option Plan (continued)
    -----------------

  The following information applies to options outstanding under the 2001 Plan at December 31, 2005:

  Number outstanding                                                78,435
  Exercise price                                                    $14.00
  Weighted-average exercise price                                   $14.00
  Weighted-average remaining contractual life                   5.50 years
  Options exercisable at period end                                 62,971

  Number outstanding                                                52,844
  Range of exercise prices                                 $19.92 - $20.25
  Weighted-average exercise price                                   $20.04
  Weighted-average remaining contractual life                   8.38 years
  Options exercisable at period end                                 12,716

  Number outstanding                                                46,417
  Range of exercise prices                                 $23.20 - $23.22
  Weighted-average exercise price                                   $23.21
  Weighted-average remaining contractual life                   8.02 years
  Options exercisable at period end                                 14,871

  Weighted-average exercise price (all outstanding shares)          $18.20
  Weighted-average remaining contractual life                   7.02 years
  Options exercisable at period end                                 90,558















                     Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


General
-------

The Company's profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions, and interest expense, principally on interest-bearing deposits and borrowings from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates, the extent to which such rates are changing, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's profitability also depends, to a lesser extent, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

The Company's operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond management's control.

Critical Accounting Policies
----------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report, are based upon the Company's consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information, including third parties or available prices, sensitivity of the estimates to changes in economic conditions, and whether alternative accounting methods may be utilized under US GAAP.

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

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill of the Bank (which is the Company's reporting unit as defined under SFAS No. 142) and comparing the fair value of this reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. The third party selected by management utilizes the following common approaches to valuing business combination transactions involving financial institutions to derive the fair value of the reporting unit: (1) the comparable transactions approach which is specifically based on earnings, book value, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow approach. The application of the valuation techniques takes into account the reporting unit's operating history, the current market environment and future prospects. As of the most recent evaluation, the only reporting unit carrying goodwill is the Bank.

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no second step is required. If the fair value does not exceed the carrying amount, a second test is required to measure the amount of goodwill impairment. The second test of the overall goodwill impairment compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss shall equal the excess of carrying value over fair value. Any impairment loss would require an immediate charge to earnings.

After each testing period, the third party compiles a summary of the test that is then provided to the Company's audit committee for review.


Discussion of Financial Condition Changes from September 30, 2005 to December 31, 2005
--------------------------------------------------------------------

At December 31, 2005, the Company's assets totaled $1.0 billion, an increase of $34.3 million, or 3.4%, compared to September 30, 2005. The increase in assets was due primarily to $145.2 million in assets obtained in the acquisition of PFS Bancorp, Inc. in December, 2005 as well as an increase in loans of $23.9 million, which were partially offset by a decrease of $132.9 million, or 64.1%, in mortgage-backed securities and other investment securities. Proceeds from the sale and repayments of mortgage-backed securities and other investment securities totaling $131.4 million were utilized to repay advances from the Federal Home Loan Bank and to fund loan originations. Total liabilities increased to $954.9 million at December 31, 2005 compared to $920.0 million at September 30, 2005. The increase of $34.9 million or 3.8% was primarily due to an increase in deposits of $114.4 million, which was partially offset by a decrease of $80.4 million in advances from Federal Home Loan Bank. Goodwill and other intangible assets of approximately $14.0 million was recorded in this acquisition, in addition to $122.6 million in loans receivable, $1.0 million in fixed assets, and $88.7 million in deposits.

Cash and cash equivalents increased by $4.5 million or 26.4% from September 30, 2005 levels, to a total of $21.6 million at December 31, 2005. Mortgage-backed securities and other investment securities totaled $74.5 million at December 31, 2005, a decrease of $132.9 million, or 64.1%, compared to September 30, 2005. In light of the increasing interest rate environment, the Company sold approximately $108.9 million in investment securities during the period in order to restructure a portion of its securities portfolio, repay higher rate short-term advances, and manage balance sheet growth. Approximately $108.4 million of the $108.9 million in securities sold consisted of

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2005 to December 31, 2005 (continued)
--------------------------------------------------------------------

adjustable-rate mortgage-backed securities with a weighted average interest yield of 3.16%. The Company used a significant portion of such proceeds to repay $100.0 million of short-term advances from the Federal Home Loan Bank with a weighted average rate of 4.27%.

Loans receivable totaled $851.3 million at December 31, 2005, an increase of $146.6 million, or 20.8%, over the September 30, 2005 levels. Approximately $122.6 million in loans were acquired as a result of the acquisition of Peoples Federal. In addition, loan disbursements totaling $104.0 million during the three-month period ended December 31, 2005 were partially offset by principal repayments of $76.1 million and loan sales of $3.5 million. The Company's volume of loan disbursements increased by $48.7 million, or 88.0%, compared to the loan origination volume in the three month period ended December 31, 2004, due primarily to the low interest rate environment and the Bank's expanding market presence. Loan disbursements were comprised of $43.2 million of loans secured by one-to-four-family residential real estate, $17.4 million of loans secured by multi-family real estate, $33.6 million of loans secured by commercial real estate and land and $9.8 million in commercial lines of credit and other loans.

Over the past four years, the Bank has placed an increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, unsecured commercial loans and consumer loans. Nonresidential real estate lending and unsecured commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history and the past performance of the borrower, the location of the real estate, the quality of the borrowers' management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property's valuation, as applicable.

The allowance for loan losses totaled $13.4 million at December 31, 2005, compared to $13.7 million at September 30, 2005. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, as well as an increase in internally classified loans, $900,000 was added to the allowance through the provision for losses on loans during the three months ended December 31, 2005. Approximately $907,000 of allowance for loan loss was obtained in the acquisition in Peoples Federal, while approximately $2.1 million of loans were charged-off during the quarter ended December 31, 2005. During the quarter, the Bank sold approximately $5.5 million of classified and non-performing loans and recorded a $2.0 million charge to the allowance for loan loss related to such sales.

Nonperforming loans totaled $18.8 million and $20.7 million at December 31, 2005 and September 30, 2005, respectively, or 2.2% and 2.9%, respectively, of net loans at such dates. Nonaccruing loans at December 31, 2005 consisted of approximately $7.6 million of one-to-four-family residential loans, $3.1 million of multi-family residential loans, $2.5 million of loans secured by commercial real estate and land and $5.5 million of commercial and consumer loans. The Company continues its efforts to aggressively pursue the collection and resolution of all delinquent loans in order to reduce its exposure to credit risk.

The Bank's internally classified loans decreased by $719,000, or 2.2%, to a total of $32.5 million at December 31, 2005, compared to $33.2 million at September 30, 2005. Loans classified as special mention increased by $3.2 million to a total of $10.3 million at December 31, 2005, while loans classified as substandard decreased by $3.9 million to a total of $17.7 million at December 31, 2005. Classified residential real estate loans decreased by $4.2 million, while classified commercial real estate and land loans increased by $2.1 million during the three month period.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2005 to December 31, 2005 (continued)
--------------------------------------------------------------------

Commercial and consumer loan classification increased $1.4 million due primarily to specific borrowers experiencing business cash flow difficulties. As of the date of this report, it is management's belief that the nonaccruing and classified loans are adequately reserved and no material unreserved losses are presently anticipated on these loans.

The allowance for loan losses represented 1.6% and 1.9% of net loans at December 31, 2005 and September 30, 2005, respectively. The allowance for loan losses represented 71.7% and 66.3% of nonperforming loans as of December 31, 2005 and September 30, 2005, respectively. Although management believes that the allowance for loan losses at December 31, 2005 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $726.6 million at December 31, 2005, an increase of $114.4 million, or 18.7%, over September 30, 2005 levels. The increase in deposits was due primarily to $88.7 million of deposits obtained in the acquisition of Peoples Federal, as well as management's continuing focus on deposit growth through competitive pricing strategies. Proceeds from deposit growth were generally used to fund new loan originations.

Advances from the Federal Home Loan Bank and other borrowings totaled $193.1 million at December 31, 2005, a decrease of $80.4 million, or 29.4%, compared to September 30, 2005 totals. Proceeds from the sales and repayments of mortgage-backed securities and other investment securities, as discussed earlier, were partially utilized to pay down advances during the period.

Stockholders' equity totaled $86.0 million at December 31, 2005, a decrease of $653,000, or 0.8%, from September 30, 2005 levels. The decrease resulted primarily from dividends paid of $664,000 during the quarter and a $190,000 change in unrealized losses on available for sale securities, which were partially offset by net earnings of $87,000, the amortization effects of stock benefit plans totaling $94,000, and proceeds of $20,000 from the exercise of stock options.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2005, the Bank's regulatory capital exceeded each of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended
December 31, 2005 and 2004
-----------------------------------------------------------------

General
-------

Net earnings amounted to $87,000 for the three months ended December 31, 2005, a decrease of $848,000 compared to the $935,000 of net earnings reported for the same period in 2004. The decrease in earnings resulted primarily from $1.4 million in loss on sale of securities and an increase of $648,000, or 16.7% in other general and administrative expenses, which were partially offset by an increase in net interest income of $1.0 million, or 19.5% and a decrease of $515,000 in federal income taxes.

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
December 31, 2005 and 2004 (continued)
-----------------------------------------------------------------

Net Interest Income
-------------------

Interest income on loans increased by $3.2 million, or 34.2% during the three-month period ended December 31, 2005 compared to the 2004 period, due primarily to a $125.1 million, or 20.3%, increase in the average portfolio balance outstanding, coupled with a 70 basis point increase in the weighted-average yield, to 6.82% for the 2005 period. The increase in the average balance was due primarily to $38.4 million in loans obtained in the acquisition of American State Corp. in June, 2005 and $122.6 million in loans obtained in the acquisition of Peoples Federal in mid-December, 2005, as well as the Bank's steady loan origination volume. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans.

Interest income on mortgage-backed securities increased by $235,000, or 19.1%, due primarily to a 73 basis point increase in the weighted-average yield, to 3.18% in the 2005 period, which was partially offset by a $16.8 million, or 8.3%, decrease in the average balance outstanding. The increase in the weighted average yield was primarily due to the upward shift in market rates and the corresponding impact on adjustable-rate securities. Management sold $108.9 million of mortgage-backed securities and other investment securities during the quarter in light of the increasing interest rate environment as discussed above.

Interest income on investment securities and interest-bearing deposits and other increased by $167,000, or 109.9%, due primarily to an increase of approximately $10.7 million, or 68.4%, in the average balance outstanding for the 2005 period, coupled with a 95 basis point increase in the weighted-average yield. The increase in the average balance of such assets was primarily due to approximately $11.2 million of investment securities and interest-bearing deposits obtained in the acquisitions of American State and Peoples Federal. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $1.9 million, or 61.0%, due primarily to an increase of $157.3 million or 33.6%, in the average balance of deposits outstanding period to period, and a 56 basis point increase in the weighted-average cost of deposits, to 3.27%. The increase in average balance was primarily due to $58.0 million in deposits obtained in the acquisition of American State Corp. in June 2005 and $88.7 million in deposits obtained in the acquisition of Peoples Federal in mid-December 2005, as well as the result of management's marketing efforts and pricing strategies implemented to be competitive and to promote deposit growth. Interest expense on borrowings increased by $660,000, or 27.7%, due primarily to a 108 basis point increase in the average cost of borrowings, to 4.2% for the 2005 period, partially offset by a $16.3 million, or 5.3%, decrease in the average balance of borrowings outstanding. As previously discussed, proceeds from the sales and repayments of securities were partially utilized to repay advances during the quarter. The increase in the average cost of borrowings was due primarily to the increase in interest rate environment and its effect on the Company's overnight advances during the period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.0 million, or 19.5%, to a total of $6.2 million for the three months ended December 31, 2005, compared to the same period in 2004. The interest rate spread increased to 2.49% for the three months ended December 31, 2005, from 2.31% for the comparable 2004 period, while the net interest margin increased to 2.63% for the three months ended December 31, 2005, compared to 2.51% for the same period in 2004.

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
December 31, 2005 and 2004 (continued)
-----------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $900,000 for each of the three-month periods ended December 31, 2005 and 2004. The provision recorded during the three-month period ended December 31, 2005 was predicated primarily upon the overall growth of the Bank's loan portfolio, the increase in loans secured by nonresidential real estate and land, unsecured commercial lines of credit and consumer loans, as well as the level of the Bank's classified assets and charge-offs period to period. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.

Other Income
------------

Other income decreased $1.7 million for the three months ended December 31, 2005, primarily due to a $1.4 million loss on sale of investment securities recorded during the period in conjunction with the absence of the gain on sales of investments totaling $724,000 recorded in the quarter ended December 31, 2004. The decrease was also due to a $23,000 decrease in the gain on sale of loans in the secondary market, partially offset by a $433,000 increase in other income. The increase in other operating income resulted primarily from increases in fees related to the growth of loans and deposit transactions from period to period.

The Company sold certain investment securities during the quarter ending December 31, 2005 in order to restructure a portion of its securities portfolio, repay higher rate short-term advances, and to manage balance sheet growth. To implement the restructuring, the Company sold $108.9 million of investment securities, of which $108.4 million consisted of adjustable-rate mortgage-backed securities with a weighted average interest yield of 3.16%. The Company used a significant portion of such proceeds to repay $100.0 million of short-term Federal Home Loan Bank advances with a weighted average rate of 4.27%. This restructuring was also undertaken to manage the Company's growth in light of the acquisition of PFS Bancorp in December 2005. Although the restructuring adversely impacted the Company's earnings for the three-month period ended December 31, 2005, management believes such actions should improve the Company's net interest margin and net interest income in future periods.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $4.5 million for the three months ended December 31, 2005, an increase of $648,000, or 16.7%, compared to the same period in 2004. This increase resulted primarily from an increase of $339,000, or 16.9%, in employee compensation and benefits, a $269,000, or 35.9%, increase in other operating expense, a $72,000, or 42.9%, increase in franchise taxes, and an increase of $70,000, or 10.6%, in occupancy and equipment, partially offset by a $102,000, or 33.7%, decrease in data processing.

The increase in employee compensation and benefits was due primarily to the increase in staffing levels from the acquisition of American State in June 2005 and Peoples Federal in December 2005, along with additional staff required to support the overall growth of the Bank. The increase in occupancy and equipment expense primarily reflects costs associated with increased depreciation and maintenance costs associated with the Company's acquisitions. The increase in other operating expense was due primarily to an increase in costs related to maintaining

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
December 31, 2005 and 2004 (continued)
-----------------------------------------------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------

real estate acquired through foreclosure, increased professional costs and other operating costs associated with the Company's overall growth year to year. The decrease in data processing is primarily a result of nonrecurring costs incurred in the quarter ended December 31, 2004 directly associated with a full data conversion to a new core processor in 2004.

Since December 31, 2004, the Bank has grown from 10 offices, 138 employees and $486.5 million in deposits to 19 offices, 198 employees and $726.6 million in deposits as of December 31, 2005.


Federal Income Taxes
--------------------

A tax credit of $34,000 was recorded for the three months ended December 31, 2005, a decrease of $515,000 compared to the $431,000 provision for federal taxes recorded in the same period in 2004. This decrease was primarily due to a decrease in pre-tax earnings of $1.4 million, or 96.3% and tax exempt income on Bank owned life insurance.






















                    Peoples Community Bancorp, Inc.




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























                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There has been no material change in the Company's market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2005.


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

ITEM 1A.  Risk Factors
          ------------

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

          None.

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





Date:      February  14, 2006        By: /s/Jerry D. Williams
                                         -------------------------------
                                         Jerry D. Williams
                                         President



Date:      February  14, 2006         By: /s/Teresa A. O'Quinn
                                          -------------------------------
                                          Teresa A. O'Quinn
                                          Chief Financial Officer




























