Form 10-Q
period 2006-03-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2006-05-15
CIK 1100983

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006
                               _______________________________

                                   OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-29949
                    _________


                       PEOPLES COMMUNITY BANCORP, INC.
_____________________________________________________________________________
          (Exact name of registrant as specified in its charter)


           Maryland                                   31-1686242
________________________________                   _________________
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)


              6100 West Chester Road, West Chester, Ohio  45069
_____________________________________________________________________________
                   (Address of principal executive office)


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

Yes [ ]   No  [X]

As of May 12, 2006, the latest practicable date, 4,426,449 shares of the registrant's common stock, $.01 par value, were issued and outstanding.




                               Page 1 of 25

                     Peoples Community Bancorp, Inc.

                                  INDEX

                                                                           Page
                                                                           ____

PART I  -   FINANCIAL INFORMATION

               Condensed Consolidated Statements of Financial Condition      3

               Condensed Consolidated Statements of Earnings                 4

               Condensed Consolidated Statements of Comprehensive Income     5

               Condensed Consolidated Statements of Cash Flows               6

               Notes to Condensed Consolidated Financial Statements          8

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations                11

PART II -      OTHER INFORMATION                                            22

SIGNATURES                                                                  24






















                      Peoples Community Bancorp, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)

                                                                                 March 31,   September 30,
     ASSETS                                                                           2006            2005
                                                                               (Unaudited)
Cash and due from banks                                                         $   15,779      $   10,787
Federal funds sold                                                                  13,000             -
Interest-bearing deposits in other financial institutions                            5,262           6,274
                                                                                   _______          ______
     Cash and cash equivalents                                                      34,041          17,061

Securities designated as available for sale                                         66,216         207,366
Loans receivable - net of allowance of $13,965 at                                  864,561         704,714
    March 31, 2006 and $13,697 at September 30, 2005
Office premises and equipment                                                       26,416          23,967
Real estate acquired through foreclosure                                               954             207
Federal Home Loan Bank stock                                                        12,814          11,871
Accrued interest receivable                                                          5,240           4,774
Bank-owned life insurance                                                           15,481          15,158
Prepaid expenses and other assets                                                    5,519           5,161
Goodwill                                                                            20,282          10,028
Intangible Assets                                                                    4,982           1,743
Deferred federal income taxes                                                        3,053           4,604
                                                                                   _______         _______

     Total assets                                                               $1,059,559      $1,006,654
                                                                                 =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          $752,087        $612,199
Advances from the Federal Home Loan Bank                                           185,174         273,569
Guaranteed preferred beneficial interests in junior subordinated debentures         28,351          28,351
Accrued interest payable                                                               957             845
Other liabilities                                                                    6,401           4,990
                                                                                   _______         _______
     Total liabilities                                                             972,970         919,954

Commitments and contingent liabilities                                                 -               -

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
    4,426,449 and 4,424,449 shares issued as of March 31, 2006 and
    September 30, 2005, respectively                                                    44              44
Additional paid-in capital                                                          63,025          62,872
  Retained earnings - restricted                                                    25,275          25,362
  Unearned ESOP shares                                                              (1,381)         (1,464)
  Accumulated comprehensive loss, unrealized losses on
    securities designated as available for sale, net of related tax effects           (374)           (114)
                                                                                   _______         _______
     Total stockholders' equity                                                     86,589          86,700
                                                                                   _______         _______

     Total liabilities and stockholders' equity                                 $1,059,559      $1,006,654
                                                                                 =========       =========

See notes to condensed consolidated financial statements.



                       Peoples Community Bancorp, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
                     (In thousands, except share data)

                                                      Six months ended       Three months ended
                                                           March 31,               March 31,
                                                         2006     2005          2006       2005
Interest income
  Loans                                               $27,595   $19,418      $14,975   $ 10,013
  Mortgage-backed securities                            2,102     2,379          639      1,151
  Investment securities                                    24        23           12         11
  Interest-bearing deposits and other                     635       290          328        149
                                                       ______    ______       ______    _______
     Total interest income                             30,356    22,110       15,954     11,324

Interest expense
  Deposits                                             11,173     6,653        6,062      3,478
  Borrowings                                            5,482     4,945        2,438      2,561
                                                       ______    ______       ______    _______
     Total interest expense                            16,655    11,598        8,500      6,039
                                                       ______    ______       ______    _______

     Net interest income                               13,701    10,512        7,454      5,285

Provision for losses on loans                           2,100     1,800        1,200        900
                                                       ______    ______       ______    _______

     Net interest income after provision
       for losses on loans                             11,601     8,712        6,254      4,385

Other income
  Gain (loss) on sale of other assets                     (36)        9          (22)         9
  Gain on sale of loans                                     4        50            4         26
  Gain (loss) on sale of securities                    (1,433)      724          (26)       -
  Other operating                                       1,284       527          626        302
                                                       ______    ______       ______    _______
     Total other income                                  (181)    1,310          582        337

General, administrative and other expense
  Employee compensation and benefits                    4,923     4,069        2,580      2,065
  Occupancy and equipment                               1,618     1,299          890        641
  Franchise taxes                                         542       348          302        180
  Data processing                                         397       510          196        207
  Other operating                                       2,220     1,488        1,203        738
                                                       ______    ______       ______    _______
     Total general, administrative and other expense    9,700     7,714        5,171      3,831
                                                       ______    ______       ______    _______

     Earnings before income taxes                       1,720     2,308        1,665        891

Federal income taxes
   Current                                              1,205     1,079          711        332
   Deferred                                              (727)     (300)        (200)       (35)
                                                       ______    ______       ______
     Total federal income taxes                           478       779          511        297
                                                       ______    ______       ______    _______

     NET EARNINGS                                     $ 1,242   $ 1,529      $ 1,154   $    594
                                                       ======    ======       ======    =======
     EARNINGS PER SHARE
       Basic                                             $.28      $.40         $.26       $.15
                                                          ===       ===          ===        ===

       Diluted                                           $.28      $.39         $.26       $.15
                                                          ===       ===          ===        ===

DIVIDENDS PER SHARE                                      $.30      $.30         $.15       $.15
                                                          ===       ===          ===        ===

See notes to condensed consolidated financial statements.


                      Peoples Community Bancorp, Inc.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Unaudited)
                             (In thousands)

                                                                       For the six months   For the three months
                                                                         ended March 31,       ended March 31,
                                                                          2006      2005        2006      2005
Net earnings                                                            $1,242    $1,529      $1,154    $  594

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of tax effects (benefits) of $(621),
    $115, $(45) and $(40) for the respective periods                    (1,206)      224         (87)      (77)

Reclassification adjustment for realized losses (gains) included in earnings, net of tax effects (benefits) of $487, $(246), $9,
    and $0 for the respective periods                                      946      (478)         17        -
                                                                         _____     ______     ______     _____

Comprehensive income                                                    $  982    $ 1,275    $ 1,084    $  517
                                                                         =====     ======     ======     =====

Accumulated comprehensive loss                                          $ (374)   $  (587)   $  (374)   $ (587)
                                                                         =====     ======     ======     =====






















See notes to condensed consolidated financial statements.



                       Peoples Community Bancorp, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                    For the six months ended March 31,
                              (In thousands)

                                                                                     2006         2005
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                       1,242     $  1,529
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on securities                              443          798
    Amortization of deferred loan origination fees and premiums                      (759)      (1,141)
    Amortization of premiums and discounts on borrowings                             (362)          -
    Amortization of premiums and discounts on deposits                               (200)          -
    Expense of stock benefit plans                                                    188          197
    Amortization of other intangible assets                                           464           -
    Depreciation                                                                      706          973
    Provision for losses on loans                                                   2,100        1,800
    Federal Home Loan Bank stock dividends                                           (330)        (238)
    Investment securities dividends                                                   (24)         (22)
    Income from bank-owned life insurance                                            (323)          -
    Loss (gain) on sale of securities                                               1,433         (724)
    Gain on sale of loans                                                              (4)         (50)
    Loss on sale of office equipment                                                   17           -
    Loss on foreclosed real estate                                                     19           -
    Gain on sale of real estate                                                        -            (9)
    Proceeds from sale of loans in the secondary market                               335        3,495
    Loans originated for sale in the secondary market                                (331)      (3,445)
Increase (decrease) in cash, due to changes in:
    Accrued interest receivable                                                       (43)        (696)
    Prepaid expenses and other assets                                               3,454         (244)
    Accrued interest payable and other liabilities                                   (362)       1,484
                                                                                  _______      _______
    Net cash provided by operating activities                                       7,663        3,707

Cash flows provided by (used in) investing activities:
  Purchase of investment in subsidiary                                                 -        (2,524)
  Purchase of mortgage-backed securities                                               -       (43,806)
  Principal repayments on mortgage-backed securities and investment securities     30,166       31,249
  Proceeds from sale of mortgage-backed securities and investment securities
       designated as available for sale                                           109,131       37,326
  Proceeds from the sale of loans and loan participations                           3,490           -
  Loan disbursements - net                                                        (42,801)     (38,505)
  Purchase of office premises and equipment                                        (2,161)      (3,772)
  Redemption of Federal Home Loan Bank stock                                          473           -
  Sale of office equipment                                                              9           -
  Proceeds from sale of real estate acquired through foreclosure                       -           229
  Cash paid in acquisition of PFS Bancorp, Inc. - net                             (30,008)          -
                                                                                  _______      _______

     Net cash provided by (used in) investing activities                           68,299      (19,803)
                                                                                  _______      _______

     Net cash provided by (used in) operating and investing activities
       (balance carried forward)                                                   75,962      (16,096)



See notes to condensed consolidated financial statements.

                    Peoples Community Bancorp, Inc.

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   For the six months ended March 31,
                              (Unaudited)
                             (In thousands)

                                                                           2006        2005
     Net cash provided by (used in) operating and investing activities    75,962    $(16,096)
       (balance brought forward)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                        51,398      39,734
  Proceeds from Federal Home Loan Bank advances and other borrowings      70,900     100,000
  Repayment of Federal Home Loan Bank advances and other borrowings     (180,000)   (118,500)
  Proceeds from exercise of stock options                                     48           3
  Shares acquired by ESOP                                                    -          (962)
  Dividends paid on common shares                                         (1,328)     (1,170)
                                                                        ________    ________

     Net cash provided by (used in) financing activities                 (58,982)     19,105
                                                                         _______    ________

Net increase in cash and cash equivalents                                 16,980       3,009

Cash and cash equivalents at beginning of period                          17,061      14,430
                                                                         _______     _______

Cash and cash equivalents at end of period                              $ 34,041    $ 17,439
                                                                         =======     =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                $    500    $    200
                                                                         =======     =======

    Interest on deposits and borrowings                                 $ 16,543    $ 11,045
                                                                         =======     =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure      $    777    $  1,679
                                                                         =======     =======







See notes to condensed consolidated financial statements.







                     Peoples Community Bancorp, Inc.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     For the six and three month periods ended March 31, 2006 and 2005


1.  Basis of Presentation
    _____________________

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended September 30, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the six and three-month periods ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated statement of financial condition of the Company as of September 30, 2005 has been derived from the audited statement of financial condition of the Company as of that date.

2.  Business Combinations and Other Events
    ______________________________________

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

On November 1, 2005, the Company entered into a definitive agreement and plan of merger whereby the Company will acquire Mercantile Financial Corporation ("MFC"), the parent company of Mercantile Savings Bank ("Mercantile"). Mercantile operates one office in Cincinnati and offers a wide range of bank products and services. Under the terms of the agreement, the Company will pay a combination of stock and cash as set forth in the agreement and plan of merger for each of the outstanding shares of Mercantile, resulting in aggregate merger consideration of approximately $8.3 million. The merger is expected to be consummated in the third fiscal quarter of 2006, pending receipt of regulatory approvals and other customary conditions of closing.

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


                     Peoples Community Bancorp, Inc.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the six and three month periods ended March 31, 2006 and 2005


2.  Business Combinations and Other Events (continued)
    ______________________________________

The acquisition of PFS Bancorp, Inc. was accounted for using the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets and liabilities purchased will be amortized over the estimated useful lives of the related assets and liabilities. Core deposit intangibles estimated at $3.7 million were recognized and will be amortized over seven years using sum-of-the-year method. The excess of the purchase price over the estimated fair value of the underlying net assets, totaling an estimate of $10.3
million, was allocated to goodwill.    Peoples Federal's results of
operations and financial position were included in the Company's consolidated financial statements beginning December 17, 2005. The Company is finalizing valuations of certain assets and liabilities assumed at the date of the acquisition; thus, the allocation of the purchase price is subject to refinement.

The following pro forma information, including the effect of the purchase accounting adjustments, depicts the results of operations as though the merger had taken place at the beginning of each period. The pro forma information for the three months and six months ended March 31, 2006 includes nonrecurring compensation expense related to the acquisition of $1.4 million.

                                                                  Six Months Ended   Three  Months Ended
                                                                       March 31,           March 31,
                                                                    2006     2005       2006       2005
                                                                   (in thousands)       (in thousands)
     Total interest income                                       $31,375   $24,562   $15,954    $12,587
     Total interest expense                                       17,199    12,536     8,500      6,573
                                                                  ______    ______    ______     ______
          Net interest income                                     14,176    12,026     7,454      6,014

     Provision for losses on loans                                 2,116     1,848     1,200        924
     Other income                                                  1,192     1,606       582        505
     General, administrative and other expense                    11,990     9,651     5,171      4,844
                                                                  ______    ______    ______     ______
          Earnings before income taxes                             1,262     2,133     1,665        751

     Federal income taxes                                            320       725       511        255
                                                                  ______    ______    ______     ______

          Net earnings                                           $   942   $ 1,408   $ 1,154    $   496
                                                                  ======    ======    ======     ======

          Pro forma basic earnings per share (in whole dollars)     $.22      $.36      $.26       $.13
                                                                     ===       ===       ===        ===
          Pro forma diluted earnings per share (in whole dollars)   $.21      $.36      $.26       $.13
                                                                     ===       ===       ===        ===

The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the date indicated or which may be obtained in the future.





                       Peoples Community Bancorp, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      For the six and three month periods ended March 31, 2006 and 2005


3.  Principles of Consolidation
    ___________________________

The accompanying consolidated financial statements include the accounts of the Company and Peoples Community Bank (the "Bank"), its wholly-owned subsidiary. All significant intercompany items have been eliminated. In December 2003, Financial Accounting Standards Board ("FASB") issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, Peoples Bancorp Capital Trust I was deconsolidated as of June 30, 2004, with the Company accounting for its investment in Peoples Community Bancorp Capital Trust I as an asset, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had previously classified the trust preferred securities as debt, but eliminated its common stock investment. The investment in Peoples Community Bancorp Capital Trust II is accounted for using provisions of FIN 46 as revised by the FASB.


4.  Earnings Per Share
    __________________

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 61,879 and 70,975 unallocated ESOP shares as of March 31, 2006 and 2005, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. The computations were as follows:

                                      For the six months ended   For the three months ended
                                               March 31,                   March 31,
                                            2006        2005           2006         2005
Weighted-average common shares
  outstanding (basic)                  4,360,036   3,858,704      4,361,265    3,857,871
Dilutive effect of assumed exercise
  of stock options                        27,022      40,638         27,686       41,068
                                       _________   _________      _________    _________
Weighted-average common shares
  outstanding (diluted)                4,387,058   3,899,342      4,388,951    3,898,939
                                       =========   =========      =========    =========

Options to purchase 45,250 shares of common stock at a weighted-average exercise price of $23.21 and MRP awards of 13,368 were outstanding at March 31, 2006, but were excluded from the computation of diluted earnings per share because the exercise price or grant price was greater than the average market price of the common shares.


5.  Effects of Recent Accounting Pronouncements
    ___________________________________________


In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value as the measurement objective for share-based payment transactions with employees. The company began expensing the fair value of stock options in fiscal year 2001. The company adopted the provisions of SFAS No. 123(R) in the first quarter of fiscal year 2006, using the modified prospective application method, which resulted primarily in changing the company's method of accounting for estimating forfeitures for unvested stock based compensation awards. The adoption of SFAS No. 123(R) did not have a material impact on the Company's results of operations or financial position and is not expected to have a material impact on future earnings.


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


Discussion of Financial Condition Changes from September 30, 2005 to March 31, 2006
____________________________________________________________________


At March 31, 2006, the Company's assets totaled $1.1 billion, an increase of $52.9 million, or 5.3%, compared to total assets at September 30, 2005. The increase in assets is primarily due to $143.9 million in assets obtained in the acquisition of PFS Bancorp, Inc. in December 2005 as well as an increase in loans of $37.2 million, which was partially offset by a decrease of $141.2 million, or 68.1%, in mortgage-backed securities and other investment securities. Proceeds from the sale and repayment of mortgage-backed securities and other investment securities totaling $139.3 million were utilized to repay advances from the Federal Home Loan Bank and to fund loan originations. Total liabilities increased to $973.0 million at March 31, 2006 compared to $920.0 million at September 30, 2005. The increase of $53.0 million or 5.8% was primarily due to an increase in deposits of $139.9 million, which was partially offset by a decrease of $88.4 million in advances from the Federal Home Loan Bank.
Goodwill and other intangible assets of approximately $14.0 million was recorded in the acquisition, in addition to $122.6 million in loans receivable, $1.0 million in fixed assets, and $88.7 million in deposits.







                   Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2005 to March 31, 2006 (continued)
____________________________________________________________________


Cash and cash equivalents increased by $17.0 million or 99.5% over the September 30, 2005 level, to a total of $34.0 million at March 31, 2006. Investment securities totaled $66.2 million at March 31, 2006, a decrease of $141.2 million, or 68.1%, compared to the amount at September 30, 2005. In light of the increasing interest rate environment, the Company sold approximately $109.1 million in investment securities during the period in order to restructure a portion of its securities portfolio, repay higher rate short-term advances, and manage balance sheet growth. Approximately $108.4 of the $109.1 million in securities sold consisted of adjustable-rate mortgage-backed securities with a weighted average interest yield of 3.16%. The Company used a significant portion of such proceeds to repay $100.0 million of short-term advances from the Federal Home Loan Bank with a weighted average rate of 4.27%

Loans receivable totaled $864.6 million at March 31, 2006, an increase of $159.8 million, or 22.7%, over the September 30, 2005 level. Approximately $122.6 million in loans were acquired as a result of the acquisition of Peoples Federal, primarily consisting of loans secured by one-to-four family residential properties. In addition, loan disbursements totaling $209.8 million during the six-month period ended March 31, 2006 were partially offset by principal repayments of $163.7 million and loan sales of $6.9 million. The Company's volume of loan disbursements increased by $81.9 million, or 64.0%, compared to the loan origination volume in the six-month period ended March 31, 2005, due primarily to the Bank's expanding market presence.

Loan disbursements were comprised of $93.5 million of loans secured by one-to-four-family residential real estate, $39.3 million of loans secured by multi-family real estate, $62.1 million of loans secured by commercial real estate and land, and $14.9 million in commercial lines of credit and other loans.

Over the past four years, the Bank has placed increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, unsecured commercial loans and consumer loans. Nonresidential real estate lending and unsecured commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history and the past performance of the borrower, the location of the real estate, the quality of the borrowers' management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property's valuation, as applicable.

The allowance for loan losses totaled $14.0 million at March 31, 2006, compared to $13.7 million at September 30, 2005. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, as well as an increase in internally classified loans, $2.1 million was added to the allowance through the provision for losses on loans during the six months ended March 31, 2006. Approximately $907,000 of the allowance for loan loss was obtained in the acquisition in Peoples Federal, while approximately $3.0 million of loans were charged-off during the same period. The charged-off loans were comprised of $1.8 million in loans secured by one-to-four-family residential real estate, $369,000 in loans secured by multi-family residential real estate, $222,000 in loans secured by commercial real estate and land, and $564,000 in commercial and consumer loans. The increase in charge-off loans secured by one-to-four family residential real estate was primarily due to investors experiencing financial difficulties and the decline in real estate value in several local areas.

Nonperforming loans decreased from $20.7 million, or 2.9% of net loans at September 30, 2005, to $16.3 million, or 1.9% of net loans at March 31, 2006. Nonaccruing loans at March 31, 2006 consisted of approximately $6.3 million in one-to-four-family residential loans, $3.2 million in multi-family residential loans, $2.4 million in loans secured by commercial real estate and land and $4.4 million in commercial and consumer loans.





                   Peoples Community Bancorp, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2005 to March 31, 2006 (continued)
____________________________________________________________________


The Bank's classified loans increased by $6.4 million, or 19.4%, to a total of $39.6 million at March 31, 2006, compared to $33.2 million at September 30, 2005. Loans classified as special mention increased by $3.2 million to a total of $10.3 million at March 31, 2006 and loans classified as substandard increased by $2.7 million to a total of $24.2 million at March 31, 2006. Classified non-residential real estate and land loans increased by $3.4 million during the period primarily due to cash flow difficulties with several borrowers. Classified residential real estate loans increased by $2.5 million during the period, primarily due to one builder experiencing cash flow difficulties. Classified commercial and other loans increased by $389,000, during the period. As of the date of this report, it is management's belief that the nonaccruing and classified loans are adequately reserved and no material unreserved losses are presently anticipated on these loans.

The allowance for loan losses represented 1.6% and 1.9% of total loans at March 31, 2006 and September 30, 2005, respectively. The allowance for loan losses represented 85.6% and 66.3% of nonperforming loans as of March 31, 2006 and September 30, 2005, respectively. Although management believes that the allowance for loan losses at March 31, 2006 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $752.1 million at March 31, 2006, an increase of $139.9 million, or 22.9%, over the September 30, 2005 level. The increase in deposits was due primarily to $88.7 million of deposits obtained in the acquisition of Peoples Federal, as well as management's continuing focus on deposit growth through competitive pricing strategies. Proceeds from deposit growth was generally used to fund new loan originations and repay advances from the Federal Home Loan Bank.

Advances from the Federal Home Loan Bank and other borrowings totaled $185.2 million at March 31, 2006, a decrease of $88.4 million, or 32.3%, compared to September 30, 2005 totals. Proceeds from the sales and repayments of mortgage-backed securities, as discussed earlier, were partially utilized to pay down advances during the period.

Shareholders' equity totaled $86.6 million, or 8.2% of total assets, at March 31, 2006, a decrease of $111,000, or 0.1% compared to the September 30, 2005 level. The decrease resulted primarily from dividends paid of $1.3 million during the six-month period and a $260,000 change in unrealized losses, net of taxes, on available for sale securities, which were partially offset by net earnings of $1.2 million, the amortization effects of stock benefit plans totaling $188,000, and proceeds of $48,000 from the exercise of stock options. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2006, the Bank's regulatory capital exceeded each of the minimum capital requirements.














                   Peoples Community Bancorp, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2006 and 2005
_________________________________________________________________

General
_______

Net earnings amounted to $1.2 million for the three months ended March 31, 2006, an increase of $560,000, or 94.3%, compared to the $594,000 of net earnings reported for the same period in 2005. The increase was primarily due to a $2.2 million, or 41.0%, increase in net interest income and a $245,000, or 72.7%, increase in other income, partially offset by an increase of $1.3 million, or 35.0%, in general, administrative and other expense, an increase in provision for losses on loans of $300,000, or 33.3%, and a $215,000, or 72.4% increase in provision for federal income taxes.

Net Interest Income
___________________

Interest income on loans increased by $5.0 million, or 49.6% during the three-month period ended March 31, 2006, compared to the 2005 period, due primarily to a $220.6 million, or 34.8%, increase in the average portfolio balance outstanding, coupled with a 69 basis point increase in the weighted-average yield, to 7.01% for the 2006 period. The increase in the average balance was due primarily to $38.4 million in loans obtained in the acquisition of American State Corp. in June 2005 and $122.6 million in loans obtained in the acquisition of Peoples Federal in mid-December, 2005, as well as the Bank's steady loan origination volume. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations in higher yielding loan products.

Interest income on mortgage-backed securities decreased by $512,000, or 44.5% during the 2006 quarter compared to the same period in 2005, due primarily to a $107.1 million, or 55.4%, decrease in the average balance outstanding, partially offset with a 58 basis point increase in the weighted-average yield, to 2.96% in the 2006 period.
Management sold $108.9 million of mortgage-backed securities and other investment securities in the first fiscal quarter of 2006 in light of the increasing interest rate environment as discussed above.

Interest income on investment securities and interest-bearing deposits and other increased by $180,000, or 112.5%, due primarily to a 167 basis point increase in the weighted-average yield, coupled with an increase of approximately $8.0 million, or 47.5%, in the average balance outstanding for the 2006 period. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $2.6 million, or 74.3%, due primarily to an increase of $212.7 million or 43.7%, in the average balance of deposits outstanding period to period, coupled with a 61 basis point increase in the weighted-average cost of deposits, to
3.47%.   The increase in the average balance was primarily due to
$58.0 million in deposits obtained in the acquisition of American State Corp. in June 2005, and $88.7 million in deposits obtained in the acquisition of Peoples Federal in mid-December 2005, as well as the result of management's marketing efforts and pricing strategies implemented to be competitive and to promote deposit growth. Interest expense on borrowings decreased by $123,000, or 4.8%, due primarily to a $76.2 million, or 24.7%, decrease in the average balance of borrowings outstanding period to period, partially offset by an 88 basis point increase in the average cost of borrowings, to 4.20% for the 2006 period. Proceeds from deposit growth and mortgage-backed securities repayments were partially utilized to repay borrowings. The increase in the average cost of borrowings was due primarily to the increaing interest rate environment and its effect on the Company's overnight advances during the 2006 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.2 million, or 41.0%, to a total of $7.5 million for the three months ended March 31, 2006, compared to the same period in 2005. The interest rate spread increased to 2.96% for the three months ended March 31, 2006, from 2.33% for the comparable 2005 period, while the net interest margin increased to 3.09% for the three months ended March 31, 2006, compared to 2.50% for the same period in 2005.


                  Peoples Community Bancorp, Inc.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2006 and 2005 (continued)
_________________________________________________________________

Provision for Losses on Loans
_____________________________

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.2 million and $900,000 for the three-month periods ended March 31, 2006 and 2005, respectively. The provision recorded during the three-month period ended March 31, 2006 was predicated primarily upon the change in the Bank's loan portfolio mix taking into account the increase in loans secured by nonresidential real estate and land, unsecured commercial lines of credit and consumer loans as well as an increase in both the overall loan portfolio and the level of the Bank's classified assets period to period. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.

Other Income
____________

Other income totaled $582,000 for the three months ended March 31, 2006, an increase of $245,000, or 72.7%, compared to the $337,000 recorded for the same period in 2005. The increase was primarily due to an increase of $324,000 in other operating income, which included $161,000 in income from bank-owned life insurance. The increase in other operating income was also a result of increases in fees related to the growth of loans and deposit transactions from period to period, in conjunction with the additional accounts obtained in the American State Corporation and PFS Bancorp acquisitions in June 2005 and December 2005, respectively.


General, Administrative and Other Expense
_________________________________________

General, administrative and other expense totaled $5.2 million for the three months ended March 31, 2006, an increase of $1.3 million, or 35.0%, compared to the same period in 2005. This increase resulted primarily from an increase of $515,000, or 24.9%, in employee compensation and benefits, an increase of $249,000, or 38.8%, in occupancy and equipment, an increase of $122,000, or 67.8% in franchise taxes, and an increase of $465,000, or 63.0% in other operating expense, which were partially offset by an $11,000 or 5.3% decrease in data processing expense.

The increase in employee compensation and benefits was due primarily to an increase in personnel from the acquisition of American State Corp. in June 2005 and Peoples Federal in December 2005, along with additional staff required to support the overall growth of the Bank. The number of employees has increased from 144 to 192, or 33.3% from March 31, 2005 to March 31, 2006. The increase in occupancy and equipment expense primarily reflects costs associated with increased depreciation and maintenance costs associated with the Company's acquisitions. The increase in other operating expense was due primarily to an increase in costs related to maintaining real estate acquired through foreclosure, increased professional costs and other operating costs associated with the Company's overall growth year to year.




                   Peoples Community Bancorp, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2006 and 2005 (continued)
_________________________________________________________________

Federal Income Taxes
____________________

The provision for federal income taxes totaled $511,000 for the three months ended March 31, 2006, an increase of $214,000, or 72.1%, compared to the $297,000 provision recorded in the same period in 2005. This increase was primarily due to an increase in pre-tax earnings of $774,000, or 86.9%. The Company's effective tax rate was 30.7% and 33.3% for the three-month periods ended March 31, 2006 and 2005, respectively.


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2006 and 2005
_____________________________________________________________________

General
_______

Net earnings amounted to $1.2 million for the six months ended March 31, 2006, a decrease of $287,000, or 18.8%, compared to net earnings reported for the same period in fiscal 2005. The decrease in earnings resulted primarily from $1.4 million in total pre-tax securities losses related to initiatives undertaken in the first fiscal quarter of 2006 to better position the Bank for the current and expected interest rate environments and a $2.0 million, or 25.7%, increase in general, administrative and other expenses, which were partially offset by an increase in net interest income of $3.2 million, or 30.3%.

Net Interest Income
___________________

Interest income on loans increased by $8.2 million, or 42.1% during the six-month period ended March 31, 2006, compared to the fiscal 2005 period, due primarily to a $172.7 million, or 27.7%, increase in the average portfolio balance outstanding, coupled with a 70 basis point increase in the weighted-average yield, to 6.92% for the 2006 period. The increase in the average balance was due primarily to the $38.4 million in loans obtained in the acquisition of American State Corp. in June, 2005 and $122.6 million in loans obtained in the acquisition of Peoples Federal in mid-December, 2005, as well as the Bank's steady loan origination volume. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations in higher yielding loan products.

Interest income on mortgage-backed securities decreased by $277,000, or 11.6% during the fiscal 2006 six-month period, due primarily to a $63.7 million, or 32.2%, decrease in the average balance outstanding, partially offset by a 73 basis point increase in the weighted-average yield, to 3.14% for the fiscal 2006 period. Management sold $109.1 million of mortgage-backed securities and other investment securities during the period in light of the increasing interest rate environment as previously discussed. The increase in the weighted average yield was primarily due to the upward shift in market rates and the corresponding impact on adjustable-rate securities.













                  Peoples Community Bancorp, Inc.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2006 and 2005 (continued)
_____________________________________________________________________

Net Interest Income (continued)
___________________

Interest income on investment securities and interest-bearing deposits increased by $346,000, or 110.5%, during the fiscal 2006 six-month period due primarily to a 163 basis point increase in the weighted-average yield, coupled with an increase of approximately $7.8 million, or 46.1%, in the average balance outstanding for the fiscal 2006 period. The increase in the average balance of such assets was primarily due to approximately $11.2 million in investment securities and interest-bearing deposits obtained in the acquisitions of American State and Peoples Federal. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $4.5 million, or 67.9%, during the fiscal 2006 six-month period due primarily to an increase of $182.7 million or 38.2%, in the average balance of deposits outstanding period to period, coupled with a 60 basis point increase
in the weighted-average cost of deposits, to 3.38%.   The increase in
the average balance was primarily due to $58.0 million in deposits obtained in the acquisition of American State Corp. in June 2005 and $88.7 million in deposits obtained in the acquisition of Peoples Federal in mid-December 2005, as well as the result of management's marketing efforts and pricing strategies implemented to be competitive and to promote deposit growth. Interest expense on borrowings increased by $537,000, or 10.9%, during the fiscal 2006 six-month period due primarily to a 102 basis point increase in the average cost of borrowings, to 4.22% for the fiscal 2006 period, which was partially offset by a $49.4 million, or 16.0%, decrease in the average balance of borrowings outstanding period to period. Proceeds from deposit growth and mortgage-backed security repayments were partially utilized to repay borrowings. The increase in the average cost of borrowings was due primarily to the increase in the interest rate environment and its effect on the Company's overnight advances during the fiscal 2006 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.2 million, or 30.3%, to a total of $13.7 million for the six months ended March 31, 2006, compared to the six-months ended March 31, 2005. The interest rate spread increased to 2.73% for the six months ended March 31, 2006, from 2.32% for the comparable fiscal 2005 period, while the net interest margin increased to 2.87% for the six months ended March 31, 2006, compared to 2.51% for the same period in fiscal 2005.

Provision for Losses on Loans
_____________________________

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio.
After considering the above factors, management recorded a provision for losses on loans totaling $2.1 million and $1.8 million for the six-month periods ended March 31, 2006 and 2005, respectively. The provision recorded during the six-month period ended March 31, 2006 was predicated primarily upon the change in the Bank's loan portfolio mix taking into account the increase in loans secured by nonresidential real estate and land, unsecured commercial lines of credit and consumer loans as well as an increase in both the overall loan portfolio and the level of the Bank's classified assets period to period. Such types of lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.




                   Peoples Community Bancorp, Inc.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2006 and 2005 (continued)
_____________________________________________________________________

Other Income
____________

Other income decreased $1.5 million for the six months ended March 31, 2006, primarily due to the $1.4 million loss on sale of investment securities recorded during the period in conjunction with the absence of the gain on sales of investments totaling $724,000 recorded in the
six-month period ended March 31, 2005.   The Company sold certain
investment securities during the six months ended March 31, 2006 to better position the Bank for the current and expected interest rate environment. Although the restructuring adversely impacted the Company's earnings for this fiscal 2006 period, management believes such actions should continue to improve the Company's net interest margin and net interest income in future periods. The decrease in other income was also due to a $36,000 loss on sale of assets, partially offset by a $757,000 increase in other operating income. This increase in other operating income resulted primarily from increases in fees related to the growth of loans and deposit transactions from period to period, in conjunction with the additional accounts obtained in the American State Corporation and PFS Bancorp acquisitions in June 2005 and December 2005, respectively.


General, Administrative and Other Expense
_________________________________________

General, administrative and other expense totaled $9.7 million for the six months ended March 31, 2006, an increase of $2.0 million, or 25.7%, compared to the same period in 2005. This increase resulted primarily from an increase of $854,000, or 21.0%, in employee compensation and benefits, an increase of $732,000, or 49.2% in other operating expense, and an increase of $319,000, or 24.6%, in occupancy and equipment

The increase in employee compensation and benefits was due primarily to an increase in personnel from the acquisition of American State Corp. in June 2005 and Peoples Federal in December 2005, along with additional staff required to support the overall growth of the Bank. The number of employees has increased from 144 to 192, or 33.3% from March 31, 2005 to March 31, 2006, respectively. The increase in occupancy and equipment expense primarily reflects costs associated with increased depreciation and maintenance costs associated with the Company's acquisitions. The increase in other operating expense was due primarily to an increase in costs related to maintaining real estate acquired through foreclosure, increased professional costs and other operating costs associated with the Company's overall growth period to period.

Federal Income Taxes
____________________

The provision for federal income taxes totaled $478,000 for the six months ended March 31, 2006, a decrease of $301,000, or 38.6%, compared to the $779,000 provision recorded in the same period in fiscal 2005. This decrease was primarily due to a decrease in pre-tax earnings of $588,000, or 25.5%. The Company's effective tax rate was 27.8% and 33.8% for the six-month periods ended March 31, 2006 and 2005, respectively.








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


Quantitative and Qualitative Disclosures About Market Risk
__________________________________________________________

In light of the increasing interest rate environment, during the first quarter of fiscal 2006, the Company sold certain investment securities in order to (i) restructure a portion of its securities portfolio,
(ii) repay higher rate short-term advances and (iii) manage balance sheet growth. To implement this restructuring, the Company sold $108.9 million of investment securities, of which $108.4 million consisted of adjustable-rate mortgage-backed securities with a weighted average interest yield of 3.16%. The Company used a significant portion of such proceeds to repay $100.0 million of short-term advances with a weighted average rate of 4.27%. This restructuring was also undertaken to manage the Company's growth in light of the acquisition of PFS Bancorp in December 2005. Although the restructuring adversely impacted the Company's earnings for the six-month period ended March 31, 2006, management believes such actions will continue to improve the Company's net interest margin and net interest income in future periods.











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


























                       Peoples Community Bancorp, Inc.


                                  PART II

ITEM 1.   Legal Proceedings
          _________________

          At March 31, 2006, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.


ITEM 1A.  Risk Factors
          ____________

          Not applicable

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          ___________________________________________________________

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          _______________________________

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

          On February 17, 2006, the Company held its Annual Meeting of Shareholders. Two matters were submitted to the shareholder's for a vote. The shareholders elected three directors to terms expiring in 2009 by the following votes:


                                   FOR                 WITHHELD
                                   ___                 ________

          Jerry D. Williams        3,819,154           107,493
          John L. Buchanan         3,861,389            65,258
          Nicholas N. Nelson       3,858,239            68,408


          The shareholders also ratified the selection of BKD, LLP as the Company's auditors for the 2006 fiscal year by the following vote:

                    For: 3,910,229      Against: 1,420    Abstain: 4,788

















                         Peoples Community Bancorp, Inc.

                               PART II (Continued)



ITEM 5.   Other Information
          _________________

          Not applicable

ITEM 6.   Exhibits
          ________


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



Date:      May 12, 2006                 By: /s/Jerry D. Williams
      _____________________________        ________________________
                                           Jerry D. Williams
                                           President




Date:      May 12, 2006                 By: /s/Teresa A. O'Quinn
      _____________________________        ________________________
                                           Teresa A. O'Quinn
                                           Chief Financial Officer


























