Form 10-Q
period 2006-06-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2006-08-14
CIK 1100983

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2006
                              ________________________________

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

Yes [ ]   No  [X]

As of August 14, 2006, the latest practicable date, 4,829,699 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

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



























                      Peoples Community Bancorp, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (In thousands, except share data)


                                                           June 30  September 30
                                                              2006          2005
ASSETS
                                                          (Unaudited)

Cash and due from banks                                   $   18,342  $   10,787
Interest-bearing deposits in other financial institutions     19,603       6,274
                                                           ---------   ---------
  Cash and cash equivalents                                   37,945      17,061

Securities designated as available for sale                   66,884     207,366
Loans receivable - net of allowance of $9,467 at             868,663     704,714
    June 30, 2006 and $13,697 at September 30, 2005
Loans held for sale                                           21,418         -
Office premises and equipment                                 26,462      23,967
Real estate acquired through foreclosure                         209         207
Federal Home Loan Bank stock                                  13,703      11,871
Accrued interest receivable                                    5,622       4,774
Bank-owned life insurance                                     16,736      15,158
Prepaid expenses and other assets                              7,357       5,161
Goodwill                                                      23,892      10,028
Intangible assets                                              6,840       1,743
Deferred federal income taxes                                    -         4,604
                                                           ---------   ---------
  Total assets                                            $1,095,731  $1,006,654
                                                           =========   =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                    $792,891    $612,199
Advances from the Federal Home Loan Bank and other
    borrowings                                               174,591     273,569
Guaranteed preferred beneficial interests in junior
    subordinated debentures                                   28,351      28,351
Accrued interest payable                                         697         845
Deferred federal income taxes                                    217         -
Other liabilities                                              4,327       4,990
                                                           ---------   ---------
  Total liabilities                                        1,001,074     919,954

Commitments and contingent liabilities                           -           -

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value
  authorized; 4,828,451 and 4,424,449 shares issued at
  June 30, 2006 and September 30, 2005, respectively              48          44
  Additional paid-in capital                                  70,889      62,872
  Retained earnings - restricted                              25,584      25,362
  Unearned ESOP shares                                        (1,340)     (1,464)
  Accumulated comprehensive loss, unrealized losses on
    securities designated as available for sale,  net of
    related tax effects                                         (524)       (114)
                                                           ---------   ---------
  Total stockholders' equity                                  94,657      86,700
                                                           ---------   ---------

  Total liabilities and stockholders' equity              $1,095,731  $1,006,654
                                                           =========   =========

See notes to condensed consolidated financial statements.


                     Peoples Community Bancorp, Inc.

              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                    (In thousands, except share data)

                                             Nine months ended   Three months ended
                                                  June 30,              June 30,
                                               2006       2005      2006      2005
Interest income
  Loans                                     $43,195    $30,017   $15,599   $10,599
  Mortgage-backed securities                  2,728      3,719       626     1,340
  Investment securities                         158         55        49        32
  Interest-bearing deposits and other         1,002        482       452       192
                                             ------     ------    ------    ------
     Total interest income                   47,083     34,273    16,726    12,163

Interest expense
  Deposits                                   17,929     10,517     6,757     3,864
  Borrowings                                  7,771      7,772     2,288     2,827
                                             ------     ------    ------    ------
     Total interest expense                  25,700     18,289     9,045     6,691
                                             ------     ------    ------    ------
     Net interest income                     21,383     15,984     7,681     5,472

Provision for losses on loans                 3,600      2,700     1,500       900
                                             ------     ------    ------    ------
     Net interest income after provision
         for losses on loans                 17,783     13,284     6,181     4,572

Other income
  Gain on sale of loans                           4         69       -          19
  Gain (loss) on sale of securities          (1,433)       724       -         -
  Gain (loss) on sale of other assets           (60)         9       (23)      -
  Other operating                             2,001        836       716       309
                                             ------     ------    ------    ------
     Total other income                         512      1,638       693       328

General, administrative and other expense
  Employee compensation and benefits          7,483      6,141     2,560     2,072
  Occupancy and equipment                     2,470      1,916       852       617
  Franchise taxes                               844        528       302       180
  Data processing                               647        672       249       162
  Other operating                             3,652      2,281     1,431       793
                                             ------     ------    ------    ------
     Total general, administrative and
         other expense                       15,096     11,538     5,394     3,824
                                             ------     ------    ------    ------
     Earnings before income taxes             3,199      3,384     1,480     1,076

Federal income taxes
  Current                                     3,329      1,589     2,325       510
  Deferred                                   (2,403)      (444)   (1,876)     (144)
                                             ------     ------    ------    ------
     Total federal income taxes                 926      1,145       449       366
                                             ------     ------    ------    ------

     NET EARNINGS                          $  2,273   $  2,239   $ 1,031   $   710
                                             ======     ======    ======    ======
     EARNINGS PER SHARE
      Basic                                    $.52       $.58      $.23      $.19
                                                ===        ===       ===       ===

      Diluted                                  $.51       $.57      $.23      $.18
                                                ===        ===       ===       ===

DIVIDENDS PER SHARE                            $.45       $.45      $.15      $.15
                                                ===        ===       ===       ===


See notes to condensed consolidated financial statements.

                                   Peoples Community Bancorp, Inc.

                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (Unaudited)
                                          (In thousands)

                                                                         For the nine months   For the three months
                                                                           ended June 30,         ended June 30,
                                                                           2006      2005         2006     2005
Net earnings                                                              $2,273    $2,239       $1,031   $  710

Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized losses (gains) included in earnings, net of (taxes) benefits of $(487), $246,  $0, and $0 for
    the respective periods                                                   946      (478)          -        -


Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $(699), $411, $(77)
    and $296 for the respective periods                                   (1,356)      798         (150)     574
                                                                           -----     -----        -----    -----

Comprehensive income                                                    $  1,863    $2,559       $  881   $1,284
                                                                           =====     =====        =====    =====

Accumulated comprehensive loss                                          $   (524)   $  (13)      $ (524)  $  (13)
                                                                           =====     =====        =====    =====





















See notes to condensed consolidated financial statements.



                       Peoples Community Bancorp, Inc.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                    For the nine months ended June 30,
                               (In thousands)

                                                                                  2006        2005
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                 $   2,273   $   2,239
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on securities                            622       1,320
    Amortization of deferred loan origination fees and premiums                  (1,215)     (1,910)
    Amortization of premiums and discounts on borrowings                           (323)         -
    Amortization of premiums and discounts on deposits                             (327)         -
    Expense of stock benefit plans                                                  502         598
    Amortization of other intangible assets                                         812          -
    Depreciation                                                                  1,062       1,460
    Provision for losses on loans                                                 3,600       2,700
    Federal Home Loan Bank stock dividends                                         (508)       (373)
    Investment securities dividends                                                 (36)        (34)
    Income from bank-owned life insurance                                          (490)         -
    Loss (gain) on sale of securities                                             1,433        (724)
    Loss on sale of office equipment                                                 17          -
    Loss on foreclosed real estate                                                   43          -
    Gain on sale of real estate                                                      -           (9)
    Gain on sale of loans                                                            (4)        (69)
     Proceeds from sale of loans in the secondary market                            335       4,825
     Loans originated for sale in the secondary market                             (331)     (4,927)
Increase (decrease) in cash, due to changes in:
      Accrued interest receivable                                                  (224)       (789)
      Prepaid expenses and other assets                                           2,293      (1,141)
      Accrued interest payable and other liabilities                             (1,145)      2,254
                                                                                 -------     -------

          Net cash provided by operating activities                               8,389       5,420

Cash flows provided by (used in) investing activities:
  Purchase of investment in subsidiary                                              -        (2,524)
  Purchase of mortgage-backed securities                                            -       (72,261)
  Principal repayments on investment securities                                  35,800      51,893
  Proceeds from sale of investment securities designated as available for sale  109,131      37,326
  Proceeds from the sale of loans and loan participations                         8,293          -
  Sale of office premises and equipment                                             301          -
  Loan disbursements - net                                                      (36,499)    (59,464)
  Purchase of office premises and equipment                                      (2,560)     (6,352)
  Proceeds from sale of real estate acquired through foreclosure                    810         805
  Redemption of Federal Home Loan Bank stock                                        473          -
 Cash received in acquisition of Mercantile Financial Corp. - net                11,211          -
 Cash paid in acquisition of PFS Bancorp, Inc.   net                            (30,008)         -
 Cash received in acquisition of American State Corporation                          -        8,349
                                                                                 -------     -------

          Net cash provided by (used in) investing activities                    96,952     (42,728)
                                                                                 -------     -------

          Net cash provided by (used in) operating and investing activities
             (balance carried forward)                                          105,341     (37,308)


See notes to condensed consolidated financial statements.

                            Peoples Community Bancorp, Inc.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         For the nine months ended June 30,
                                    (Unaudited)
                                  (In thousands)

                                                                        2006       2005
  Net cash provided by (used in) operating and investing activities  $105,341   $(37,308)
    (balance brought forward)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                     43,646     52,197
  Proceeds from Federal Home Loan Bank advances and other borrowings   71,400    170,000
  Repayment of Federal Home Loan Bank advances and other borrowings  (197,500)  (198,000)
  Proceeds from issuance of junior subordinated debentures                -       15,464
  Proceeds from exercise of stock options                                  48        146
  Shares acquired by ESOP                                                 -         (962)
  Dividends paid on common stock                                       (2,051)    (1,756)
                                                                       ------     ------

  Net cash provided by (used in) financing activities                 (84,457)    37,089
                                                                       ------     ------

Net increase (decrease) in cash and cash equivalents                   20,884       (219)

Cash and cash equivalents at beginning of period                       17,061     14,430
                                                                       ------     ------

Cash and cash equivalents at end of period                           $ 37,945   $ 14,211
                                                                       ======     ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                             $   880    $    700

    Interest on deposits and borrowings                              $26,366    $ 17,943
                                                                      ======      ======

Supplemental disclosure of noncash investing activities:

  Transfers from loans to real estate acquired through foreclosure   $   832    $  1,854
                                                                      ======      ======

  Common stock issued in acquisition of Mercantile Financial Corp.   $ 7,700    $      -
                                                                      ======      ======








See notes to condensed consolidated financial statements.



                      Peoples Community Bancorp, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended June 30, 2006 and 2005


1.  Basis of Presentation
    ---------------------

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (" the Company") included in the Annual Report on Form 10-K for the year ended September 30, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the nine and three-month periods ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated statement of financial condition of the Company as of September 30, 2005 has been derived from the audited statement of financial condition of the Company as of that date.


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


                    Peoples Community Bancorp, Inc.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For the nine and three month periods ended June 30, 2006 and 2005


On June 9, 2006, the Company acquired Mercantile Financial Corporation ("Mercantile") and Peoples Community Bank ("Bank") acquired Mercantile Savings Bank which operated one branch office in Cincinnati, Ohio. The Bank paid $34.78 in cash and exchanged 43.10 shares of stock for each of the outstanding common shares of Mercantile, resulting in aggregate merger consideration of approximately $9.3 million, including acquisition costs.
This acquisition complements our market area, and increases our market share and scale of operations.

The acquisition of Mercantile was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets and liabilities purchased will be amortized over the estimated useful lives of the related assets and liabilities. Additionally, core deposit intangibles estimated at $2.2 million were recognized and will be amortized over 7 years using the sum- of-the-year method. Mercantile's results of operations and financial position were included in the Company's consolidated financial statements beginning June 9, 2006. The table on the following page summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is finalizing valuations of certain assets and liabilities assumed at the date of the acquisition; thus, the allocation of the purchase price is subject to refinement.


2.  Business Combinations (continued)
    ---------------------------------
                                                             (In thousands)

  Cash and cash equivalents                                     $ 12,910
  Investment securities available for sale                         2,188
  Mortgage-backed securities and collateralized
     mortgage obligations - designated as available for sale       4,508
  Loans receivable                                                38,030
  Real estate acquired through foreclosure                            23
  Federal Home Loan Bank stock                                       711
  Goodwill                                                         3,915
  Core deposit intangible                                          2,206
  Other assets                                                     2,492
                                                                  ------
            Total assets acquired                               $ 66,983
                                                                  ------

  Deposits                                                      $ 48,683
  Borrowings                                                       6,378
  Other liabilities                                                2,627
                                                                  ------
            Total liabilities acquired                          $ 57,688
                                                                  ------

            Total purchase price                                $  9,295
                                                                  ======









                      Peoples Community Bancorp, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      For the nine and three month periods ended June 30, 2006 and 2005


The following pro forma information, including the effect of the purchase accounting adjustments, depicts the results of operations as though the mergers had taken place at the beginning of each period. The pro forma information for the three months and nine months ended June 30, 2006 includes nonrecurring compensation expense related to the acquisition of PFS Bancorp, Inc. of $1.4 million.


                                             Nine Months Ended    Three Months Ended
                                                  June 30,             June 30,
                                               2006     2005        2006       2005
                                              (in thousands)       (in thousands)

  Total interest income                      $50,004  $40,081     $17,287    $14,195
  Total interest expense                      27,151   20,617       9,305      7,579
                                              ------   ------      ------     ------

       Net interest income                    22,853   19,464       7,982      6,616

  Provision for losses on loans                3,616    2,572       1,500        114
  Other income                                 2,287    2,539         909        599
  General, administrative and other expense   19,503   16,571       6,154      5,471
                                              ------   ------      ------     ------
       Earnings before income taxes            2,021    2,860       1,237      1,630

  Federal income taxes                           687      972         421        554
                                              ------   ------      ------     ------

       Net earnings                          $ 1,334  $ 1,888     $   760    $ 1,075
                                              ======   ======      ======     ======

  Pro forma basic earnings per share           $0.28    $0.44       $0.16      $0.25
  Pro forma diluted earnings per share         $0.28    $0.44       $0.16      $0.25



The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the mergers occurred on the date indicated or which may be obtained in the future.


3.   Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and Peoples Community Bank (the "Bank"), its wholly-owned subsidiary. All significant inter-company items have been eliminated.

















                      Peoples Community Bancorp, Inc.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the nine and three month periods ended June 30, 2006 and 2005


4.  Allowance for Loan Loss
    -----------------------

The following table sets forth the activity in the allowance for loans losses during the periods indicated.

                                              Nine Months Ended June 30,
                                              2006       2005      2004
                                              --------------------------

Allowance at beginning of period            $13,697    $11,025    $9,744
Increase due to PFS Bancorp, Inc.               907          -         -
Increase due to Mercantile Financial Corp.      302          -         -
Provision for losses on loans                 3,600      2,700     2,700
Charge-offs                                  (9,326)    (1,061)   (2,297)
Recoveries                                      287        149        34
                                                ---        ---        --

Allowance at end of period                   $9,467    $12,813   $10,181
                                              =====     ======    ======


The majority of the charge-offs recorded for the nine-months ending June 30, 2006 were provided for in the allowance for losses in prior periods through the provision for losses on loans.


5.  Earnings Per Share
    ------------------

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 60,001 and 69,100 unallocated ESOP shares as of June 30, 2006 and 2005, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and
Management Recognition Plan ("MRP").   The computations were as follows:


                                      For the nine months ended   For the three months ended
                                                June 30,                    June 30,
                                           2006         2005            2006        2005
Weighted-average common shares
  outstanding (basic)                  4,392,924    3,863,820       4,458,665   3,831,943

Dilutive effect of assumed exercise
  of stock options and MRP                25,467       35,815          23,368      35,815
                                       ---------    ---------       ---------   ---------
Weighted-average common shares
  outstanding (diluted)                4,418,391    3,899,635       4,482,033   3,867,758
                                       =========    =========       =========   =========


Options to purchase 99,453 shares of common stock and MRP awards of 13,729 shares at a weighted-average price of $23.21 were outstanding at June 30, 2006, but were excluded from the computation of diluted earnings per share for the nine-month period because the exercise price was greater than the average market price of the common shares.

Options to purchase 96,088 shares of common stock and MRP awards of 30,098 shares at a weighted-average price of $21.50 were outstanding at June 30, 2006, but were excluded from the computation of diluted earnings per share for the three month period because the exercise price was greater than the average market price of the common shares.



                     Peoples Community Bancorp, Inc.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For the nine and three month periods ended June 30, 2006 and 2005



5.  Earnings Per Share (continued)
    ------------------------------

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140," to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

  * Separately recognize financial assets as servicing assets or servicing entities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

  * Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable, and;

  * Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier application permitted. The Company is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Company's financial position or results of operations.


7.  Subsequent Event
    ----------------

In July 2006, the Bank sold approximately $21.4 million of loans secured by one-to-four family residential investment properties at a small premium. The sale was completed in order to restructure a portion of the loan portfolio.


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

Critical Accounting Policies
----------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report, are based upon the Company's consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information, including third parties or available prices, sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

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

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors

Mortgage Servicing Rights. Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through


                      Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

The mortgage servicing rights recorded by the Company, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value of the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be amortized in proportion to and over the period of estimated net servicing income and assessed for impairment. Impairment is measured based on fair value. The valuation of mortgage servicing rights is influenced by market factors, including servicing volumes and market prices, as well as management's assumptions regarding mortgage prepayment speeds and interest rates. Management utilizes periodic third-party valuations by qualified market professionals to evaluate the fair value of its capitalized mortgage servicing assets.

Goodwill. The Company has developed procedures to test goodwill for impairment on an annual basis using September 30 financial data. The evaluation of possible impairment is outsourced to a third party. This evaluation is based on the analysis set forth below.

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill of the Bank (which is the Company's reporting unit as defined under SFAS No. 142) and comparing the fair value of this reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. The third party selected by management utilizes the following common approaches to valuing business combination transactions involving financial institutions to derive the fair value of the reporting unit: (1) the comparable transactions approach which is specifically based on earnings, book value, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow approach. The application of the valuation techniques takes into account the reporting unit's operating history, the current market environment and future prospects. As of September 30, 2005, the most recent evaluation, the only reporting unit carrying goodwill is the Bank.

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


                     Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2005 to June 30,
2006
-----------------------------------------------------------------------------

At June 30, 2006, the Company's assets totaled $1.1 billion, an increase of $89.1 million, or 8.8%, compared to total assets at September 30, 2005. The increase in assets was primarily due to $143.4 million in assets obtained in the acquisition of PFS Bancorp, Inc. in December 2005, $65.3 million in assets obtained in the acquisition of Mercantile Financial Corporation on June 9, 2006, an increase of $13.9 million in goodwill associated with such transactions, and an increase in loans receivable of $3.3 million, which were partially offset by a decrease of $140.5 million, or 67.7%, in mortgage-backed securities and other investment securities. Proceeds from the sale and repayment of mortgage-backed securities and other investment securities were utilized to repay advances from the Federal Home Loan Bank and to fund loan originations. Total liabilities increased to $1.0 billion at June 30, 2006 compared to $920.0 million at September 30, 2005. The increase of $81.1 million or 8.8% was primarily due to growth in deposits of $43.3 million and approximately $137.4 million in deposits obtained in the acquisitions of PFS Bancorp, Inc. and Mercantile Financial Corporations, which were partially offset by a decrease of $99.0 million in advances from the Federal Home Loan Bank and other borrowings. Goodwill and other intangible assets of approximately $13.7 million was recorded in the acquisition of PFS Bancorp, Inc., in addition to $122.6 million in loans receivable, $1.0 million in fixed assets, and $88.7 million in deposits. Goodwill and other intangible assets of approximately $6.1 million was recorded in the acquisition of Mercantile, in addition to $38.0 million in loans receivable, $7.4 million in investment securities, and $48.7 million in deposits.

Cash and cash equivalents increased by $20.9 million or 122.4% from the September 30, 2005 level, to a total of $37.9 million at June 30, 2006. Investment securities totaled $66.9 million at June 30, 2006, a decrease of $140.5 million, or 67.7%, compared to the amount at September 30, 2005. In light of the increasing interest rate environment, the Company sold approximately $108.9 million in investment securities during the nine-month period in order to restructure a portion of its securities portfolio, repay higher rate short-term advances, and manage balance sheet growth. Approximately $108.4 million of the securities sold consisted of adjustable-rate mortgage-backed securities with a weighted average interest yield of 3.16%. The Company used a significant portion of such proceeds to repay short-term advances from the Federal Home Loan Bank with a weighted average rate of 4.27%. Approximately $7.4 million in investment securities were acquired in the acquisition of Mercantile Savings Bank. The increase in cash and cash equivalents was due to excess liquidity related, in part, to the sale of investment securities.

Loans receivable totaled $890.1 million at June 30, 2006, an increase of $185.4 million, or 26.3%, over the September 30, 2005 levels. Approximately $122.6 million and $38.0 million in loans were acquired as a result of the acquisitions of Peoples Federal and Mercantile, respectively, primarily consisting of loans secured by one-to-four family residential properties. In addition, loan disbursements totaling $311.6 million during the nine month period ended June 30, 2006 were partially offset by principal repayments of $266.8 million and loan sales totaling $8.3 million.

Loan disbursements were comprised of $141.6 million of loans secured by one-to-four family residential real estate, $67.0 million of loans secured by multi-family real estate, $82.4 million of loans secured by commercial real estate and land, and $20.6 million in commercial lines of credit and other loans.

Over the past four years, the Bank has placed increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, unsecured commercial loans and consumer loans. Nonresidential real estate lending and unsecured commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effect of general economic conditions on the successful operation of the related business and/or income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history and the past performance of the borrower, the location of the real


                      Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2005 to June 30, 2006 (continued)
-----------------------------------------------------------------------------

estate, the quality of the borrowers' management, the debt service ratio, the quality and characteristics of the income stream generated by the business or the property and appraisals supporting the property's valuation, as applicable.

The allowance for loan losses totaled $9.5 million at June 30, 2006, compared to $13.7 million at September 30, 2005. Due primarily to a continuing change in the composition and the relative credit risk of the loan portfolio, as well as an increase in internally classified loans, $3.6 million was added to the allowance through the provision for losses on loans during the nine months ended June 30, 2006. Approximately $1.2 million of the allowance for loan loss was obtained in the acquisitions of Peoples Federal and Mercantile, while approximately $9.3 million of loans were charged-off and approximately $287,000 of recoveries were recorded during the nine-month period. The majority of the charge-offs recorded for the nine-months ending June 30, 2006 were provided for in the allowance for losses in prior periods through the provision for losses on loans. The charged-off loans were comprised of $4.0 million in loans secured by one-to-four-family residential real estate, $1.4 million in loans secured by multi-family residential real estate, $1.3 million in loans secured by commercial real estate and land, and $2.6 million in commercial and consumer loans. The increase in charged-off loans was primarily due to investors experiencing financial difficulties and the decline in real estate values in several local areas. During the nine month period, the Bank sold approximately $9.8 million of classified and non-performing loans and recorded a $4.0 million charge to the allowance for loan loss related to such sales.

Nonperforming loans decreased from $20.7 million, or 2.9% of net loans at September 30, 2005, to $13.0 million, or 1.5% of net loans at June 30, 2006. Nonaccruing loans at June 30, 2006 consisted of approximately $4.8 million of one-to-four-family residential loans, $2.4 million in multi-family residential loans, $3.5 million in loans secured by commercial real estate and land and $2.3 million in commercial and consumer loans.

The Bank's classified loans increased by $6.3 million, or 19.0%, to a total of $39.5 million at June 30, 2006, compared to $33.2 million at September 30, 2005. Loans classified as special mention increased by $2.5 million to a total of $9.6 million at June 30, 2006 primarily due to one borrower experiencing cash flow difficulties, and loans classified as substandard increased by $7.5 million to a total of $28.9 million at June 30, 2006. Classified residential real estate loans increased by $4.6 million during the period, primarily due to several borrowers experiencing cash flow difficulties. Classified non-residential real estate and land loans increased by $3.1 million during the period primarily due to several borrowers experiencing cash flow difficulties. Classified commercial and other loans decreased by $1.4 million during the period. As of the date of this report, it is management's belief that the non-accruing and classified loans are adequately reserved and no material unreserved losses are presently anticipated on these loans.

The allowance for loan losses represented 1.1% and 1.9% of total loans at June 30, 2006 and September 30, 2005, respectively. The allowance for loan losses represented 73.0% and 66.3% of nonperforming loans as of June 30, 2006 and September 30, 2005, respectively. Although management believes that the allowance for loan losses at June 30, 2006 was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $792.9 million at June 30, 2006, an increase of $180.7 million, or 29.5%, over September 30, 2005 levels. The increase in deposits was due primarily to $88.7 million and $48.7 million of deposits acquired in the acquisitions of Peoples Federal and Mercantile, respectively, as well as deposit growth through the opening of one new branch in April, 2006. Proceeds from deposits growth were generally used to fund new loan originations and repay advances from the Federal Home Loan Bank.



                        Peoples Community Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



Discussion of Financial Condition Changes from September 30, 2005 to June 30, 2006 (continued)
-----------------------------------------------------------------------------

Advances from the Federal Home Loan Bank and other borrowings totaled $174.6 million at June 30, 2006, a decrease of $99.0 million, or 36.2%, compared to September 30, 2005 totals. Proceeds from the sales and repayments of investment securities were partially utilized to pay down advances during the period.

Stockholders' equity totaled $94.7 million, or 8.6% of total assets, at June
30, 2006, an increase of $8.0 million from September 30, 2005 levels.   The
increase resulted primarily from $7.6 million in stock issued for the acquisition of Mercantile and net earnings of $2.3 million, the amortization effects of stock benefit plans totaling $502,000 and proceeds of $48,000 from the exercise of stock options, partially offset by dividends paid of $2.1 million during the nine-month period, and a $410,000 change, net of taxes, in unrealized losses on available for sale securities. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June 30, 2006, the Bank's regulatory capital exceeded each of the minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and 2005
--------------------------------------------------------------------------

General
-------

Net earnings amounted to $1.0 million for the three months ended June 30, 2006, an increase of $321,000, or 45.2%, compared to the $710,000 of net earnings reported for the same period in 2005. The increase in earnings was primarily due to a $2.2 million, or 40.4%, increase in net interest income and a $365,000, or 111.3%, increase in other income, partially offset by an increase of $1.6 million, or 41.1%, in general, administrative and other expense, an increase in provision for losses on loans of $600,000, or 66.7%, and a $83,000, or 22.7% increase in provision for federal income taxes.


Net Interest Income
-------------------

Interest income on loans increased by $5.0 million, or 47.2% during the three-month period ended June 30, 2006, compared to the 2005 period, due primarily to a $213.2 million, or 32.1%, increase in the average portfolio balance outstanding, coupled with a 73 basis point increase in the weighted-average yield, to 7.11% for the 2006 period. The increase in the average balance was due to both the Company's steady loan origination volume during the period as well as to the acquisition of Mercantile's loan portfolio in mid-June 2006. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations in higher yielding loan products.

Interest income on mortgage-backed securities decreased by $714,000, or 53.3%, during the 2006 quarter compared to the same period in 2005, due primarily to a $146.4 million decrease in the average balance outstanding, partially offset by a 145 basis point increase in the weighted-average yield, to 4.02% in the 2006 period. Management sold $108.9 million of mortgage-backed securities and other investment securities in the first fiscal quarter of 2006 in light of the increasing interest rate environment as discussed above.

Interest income on investment securities and interest-bearing deposits and other increased by $277,000, or 123.7%, due primarily to a $15.0 million increase in the average balance outstanding for the 2006 period, coupled with an increase of 65 basis points in the weighted-average yield. Investment securities totaling $2.9 million were obtained in the acquisition of Mercantile. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.



                        Peoples Community Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and 2005 (continued)
--------------------------------------------------------------------------

Net Interest Income (continued)
-------------------------------

Interest expense on deposits increased by $2.9 million, or 74.9%, primarily due to an increase of $215.4 million, or 41.8%, in the average balance of deposits outstanding period to period, and a 70 basis point increase in the weighted-average cost of deposits, to 3.70%. The increase in the average balance was primarily due to $88.7 million in deposits obtained in the acquisition of Peoples Federal in December 2005, and $48.7 million in deposits obtained in the acquisition of Mercantile in June 2006, as well as the result of the opening of one new branch in April, 2006. Interest expense on borrowings decreased by $539,000, or 19.1%, due primarily to a $108.3 million, or 34.7%, decrease in the average balance of borrowings outstanding period to period , which was partially offset by a 87 basis point increase in the average cost of borrowings, to 4.50% for the 2006 period. Proceeds from deposit growth and mortgage-backed security repayments were partially utilized to repay borrowings. The increase in the average cost of borrowings of 87 basis points was due primarily to the upward shift in market rates and its effect on the Company's overnight advances during the period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.2 million, or 40.4%, to a total of $7.7 million for the three months ended June 30, 2006, compared to the same period in 2005. The interest rate spread increased to 2.99% for the three months ended June 30, 2006, from 2.22% for the comparable 2005 period, while the net interest margin increased to 3.14% for the three months ended June 30, 2006, compared to 2.46% for the same period in 2005.


Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.5 million and $900,000 for the three-month period ended June 30, 2006 and 2005, respectively. The provision recorded during the three-month period ended June 30, 2006 was predicated primarily upon the increase in both the overall loan portfolio and the level of the Bank's classified assets period to period. While management presently believes the Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.


Other Income
------------

Other income totaled $693,000 for the three months ended June 30, 2006, an increase of $365,000, or 111.3%, compared to the $328,000 recorded for the same period in 2005. This increase was primarily due to an increase of $407,000 in other operating income, which included $167,000 in income from bank-owned life insurance. The increase in other operating income was also a result of increases in fees related to the growth of loan and deposit transactions from period to period, in conjunction with the additional accounts obtained in the PFS Bancorp and Mercantile acquisitions in December 2005 and June 2006, respectively.


                        Peoples Community Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $5.4 million for the three months ended June 30, 2006, an increase of $1.6 million, or 41.1%, compared to the same period in 2005. This increase resulted primarily from an increase of $488,000, or 23.6%, in employee compensation and benefits, an increase of $235,000, or 38.1%, in occupancy and equipment, an increase of $122,000, or 67.8% in franchise taxes, an increase of $87,000, or 53.7% in data processing expense, and an increase of $638,000, or 80.5% in other operating expense.

The increase in employee compensation and benefits was due primarily to an increase in personnel from the acquisition of Peoples Federal in December 2005 and Mercantile in June 2006, along with additional staff to support the overall growth of the Bank. The number of employees increased from 158 to 204, or 29.1%, from June 30, 2005 to June 30, 2006. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's acquisitions. The increase in other operating expense was due primarily to increased professional costs and other operating costs associated with the Company's overall growth year to year.

In conjunction with the acquisition of Mercantile in June 2006, a core deposit intangible of $2.2 million was recorded. The core deposit intangible will be expensed over a 7-year period using an accelerated amortization schedule, resulting in an estimate of $138,000 in additional quarterly expense for the first year, beginning with the fourth fiscal quarter of 2006.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $449,000 for the three months ended June 30, 2006, a increase of $83,000, or 22.7%, compared to the $366,000 provision recorded in the same period in 2005. This increase was primarily due to an increase in pre-tax earnings of $404,000, or 37.5%. The Company's effective tax rate was 30.3% and 34.0% for the three-month periods ended June 30, 2006 and 2005, respectively.


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2006 and 2005
------------------------------------------------------------------------------

General
-------

Net earnings amounted to $2.3 million for the nine months ended June 30, 2006, an increase of $34,000, or 1.5%, compared to net earnings reported for the same period in 2005. This increase in earnings resulted primarily from an increase of $5.4 million or 33.8% in net interest income, which was partially offset by an increase in general, administrative and other expenses of $3.6 million or 30.8%, and a decrease in other income of $1.1 million.

Net Interest Income
-------------------

Interest income on loans increased by $13.2 million, or 43.9%, during the nine-month period ended June 30, 2006, compared to the same period in 2005, due primarily to a $182.0 million, or 28.5%, increase in the average loan portfolio balance outstanding, coupled with a 75 basis point increase in the weighted-average yield, to 7.01% for the 2006 period. The increase in the average balance was due primarily to $122.6 million in loans obtained in the acquisition of Peoples Federal in mid-December 2005, and $38.0 million in loans obtained in the acquisition of Mercantile in June 2006, as well as the Company's steady loan origination volume. The increase in yield reflects a


                       Peoples Community Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2006 and 2005 (continued)
------------------------------------------------------------------------------

moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations with higher loan yields.

Net Interest Income (continued)
-------------------------------

Interest income on mortgage-backed securities decreased by $991,000, or 26.6% during the nine-month period ended June 30, 2006 when compared to the same period in 2005, due primarily to a $89.6 million, or 44.4%, decrease in the average balance outstanding from period to period, partially offset by a 78 basis point increase in the weighted-average yield, to 3.24% in the 2006 period. Management sold $109.1 million of mortgage-backed securities and other investment securities during the period in light of the increasing interest rate environment as previously discussed. The increase in the weighted-average yield was primarily due to the upward shift in market rates and the corresponding impact on adjustable-rate securities.

Interest income on investment securities and interest-bearing deposits and other increased by $623,000, or 116.0%, for the nine-month period ended June 30, 2006 when compared to the same period in 2005. This increase was largely due to an increase of $11.1 million, or 64.1%, in the average balance outstanding for the 2006 period, coupled with an increase of 104 basis points in the weighted-average yield. The increase in the average balance of such assets was primarily due to $3.3 million in investment securities and interest-bearing deposits obtained in the acquisitions of Peoples Federal and Mercantile. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $7.4 million, or 70.5%, during the nine-month period due primarily to an increase of $191.8 million, or 39.1%, in the average balance of deposits outstanding period to period , and a 64 basis point increase in the weighted-average cost of deposits, to 3.50%. The increase in the average balance was primarily due to $88.7 million in deposits obtained in the acquisition of Peoples Federal and $49.6 million in deposits obtained in the acquisition of Mercantile, as well as the result of the opening of a new branch in April 2006. Interest expense on borrowings remained relatively the same, despite the $68.3 million, or 22.0% decrease in the average balance of borrowings outstanding from period to period. The average cost of the borrowings increased by 95 basis points period to period to 4.29%, due primarily to the upward shift in market rates and its effect on the Company's overnight advances during the fiscal 2006 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $5.4 million, or 33.8%, to a total of $21.4 million for the nine months ended June 30, 2006, compared to the same period in 2006. The interest rate spread increased to 2.81% for the nine months ended June 30, 2006, from 2.28% for the comparable 2005 period, while the net interest margin increased to 2.96% for the nine months ended June 30, 2006, compared to 2.48% for the same period in 2005.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $3.6 million and $2.7 million for the nine-month periods ending June 30, 2006 and 2005, respectively. The provision recorded during the nine-month period ended June 30, 2006 was predicated primarily upon the increase in both the overall loan portfolio and the level of the Bank's classified assets period to period. While management presently believes the


                       Peoples Community Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Company's allowance for loan losses is sufficient to absorb inherent losses in the portfolio, there can be no assurance that the allowance will be sufficient to cover losses on the loan portfolio in the future.

Other Income
------------

Other income decreased $1.1 million for the nine months ended June 30,2006, primarily due to the $1.4 million loss on sale of investment securities recorded during the period in conjunction with the absence of the gain on sales of investments totaling $724,000 recorded in the nine-month period
ended June 30, 2005.   The Company sold certain
investment securities during the nine months ended June 30, 2006 to better position the Bank for the current and expected interest rate environment. Although the restructuring adversely impacted the Company's earnings for this fiscal 2006 period, management believes such actions will continue to improve the Company's net interest margin and net interest income in future periods. The decrease in other income was also due to a $60,000 loss on sale of assets, partially offset by a $1.2 million increase in other operating income during the period. This increase in other operating income resulted primarily from increases in fees related to the growth of loan and deposit transactions from period to period, in conjunction with the additional accounts obtained in the PFS Bancorp and Mercantile acquisitions in December 2005 and June 2006, respectively, as well as $490,000 in income from bank-owned life insurance.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $15.1 million for the nine months ended June 30, 2006, an increase of $3.6 million, or 30.8%, compared to the same period in 2005. This increase resulted primarily from an increase of $1.3 million, or 21.9%, in employee compensation and benefits, an increase of $554,000, or 28.9%, in occupancy and equipment, an increase of $316,000, or 59.8%, in franchise taxes, and an increase of $1.4 million, or 60.1% in other operating expense. These increases were partially offset by a decrease in data processing expense of $25,000, or 3.7%, when compared to the same period in 2005.

The increase in employee compensation and benefits was due primarily to an increase in personnel from the acquisition of Peoples Federal in December 2005 and Mercantile in June 2006, along with additional staff to support the overall growth of the Bank. The number of employees increased from 158 to 204, or 29.1% from June 30, 2005 to June 30, 2006. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's acquisitions and branch expansion. The increase in other operating expense was due primarily to increased professional costs and other operating costs associated with the Company's overall growth year to year.

In conjunction with the acquisition of Mercantile in June 2006, a core deposit intangible of $2.2 million was recorded. The core deposit intangible will be expensed over a 7-year period using an accelerated amortization schedule, resulting in an estimate of $138,000 in additional quarterly expense for the first year, beginning with the fourth fiscal quarter of 2006.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $926,000 for the nine months ended June 30, 2006, a decrease of $219,000, or 19.1%, compared to the provision recorded in the same period in 2005. This decrease was primarily due to a decrease in pre-tax earnings of $185,000, or 5.5%. The Company's effective tax rate was 28.9% and 33.8% for the nine-month periods ended June 30, 2006 and 2005, respectively.




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

Forward-Looking Statements
--------------------------

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue" or similar terms or variation's on those terms or the negative of those terms. Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting our operations. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

In light of the increasing interest rate environment, during the first quarter of fiscal 2006, the Company sold certain investment securities in order to (i) restructure a portion of its securities portfolio, (ii) repay higher rate short-term advances and (iii) manage balance sheet growth. To implement this restructuring, the Company sold $108.9 million of investment securities, of which $108.4 million consisted of adjustable-rate mortgage-backed securities with a weighted average interest yield of 3.16%. The Company used a significant portion of such proceeds to repay $100.0 million of short-term advances with a weighted average rate of 4.27%. This restructuring was also undertaken to manage the Company's growth in light of the acquisition of PFS Bancorp in December 2005. Although the restructuring adversely impacted the Company's earnings for the nine-month period ended June 30, 2006, management believes such actions will continue to improve the Company's net interest margin and net interest income in future periods.

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














































                       Peoples Community Bancorp, Inc.


                                       PART II


ITEM 1.   Legal Proceedings
          -----------------

          At June 30, 2006, other than the legal proceedings occurring in the ordinary course of business, the Company and its subsidiaries were not involved in any material proceedings. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

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





Date:     August 14, 2006         By: /s/Jerry D. Williams
                                      -----------------------------
                                      Jerry D. Williams
                                      President



Date:     August 14, 2006         By: /s/Teresa A. O'Quinn
                                      -----------------------------
                                      Teresa A. O'Quinn
                                      Chief Financial Officer