Form 10-Q
period 2006-09-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2006-11-20
CIK 1100983

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006
                               _______________________________________________

                                   OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _______________

Commission File No. 000-29949
                    _________


                     PEOPLES COMMUNITY BANCORP, INC.
______________________________________________________________________________
        (Exact name of registrant as specified in its charter)



           Maryland                                         31-1686242
_____________________________________            _____________________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)



            6100 West Chester Road, West Chester, Ohio  45069
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

Yes [ ] No  [X]

As of November 14, 2006, the latest practicable date, 4,829,699 shares of the registrant's common stock, $.01 par value, were issued and outstanding.



                       Peoples Community Bancorp, Inc.

                                    INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

          Condensed Consolidated Statements of Financial Condition          3

          Condensed Consolidated Statements of Operation                    4

          Condensed Consolidated Statements of Comprehensive Income (Loss)  5

          Condensed Consolidated Statements of Cash Flows                   6

          Notes to Consolidated Financial Statements                        8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12

PART II - OTHER INFORMATION                                                23

SIGNATURES                                                                 24





















                     Peoples Community Bancorp, Inc.

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (UNAUDITED)
                   (In thousands, except share data)


                                                                           September 30  December 31
ASSETS                                                                             2006         2005

Cash and due from banks                                                      $   17,277   $   19,988
Interest-bearing deposits in other financial institutions                        13,869        1,570
                                                                              ---------    ---------
   Cash and cash equivalents                                                     31,146       21,558

Securities designated as available for sale                                      61,356       74,482
Loans receivable - net of allowance of $14,302 at
  September 30, 2006 and $13,444 at December 31, 2005                           855,739      851,270
Office premises and equipment                                                    26,989       25,287
Real estate acquired through foreclosure                                            272          188
Federal Home Loan Bank stock                                                     13,862       13,122
Accrued interest receivable                                                       5,505        5,204
Bank-owned life insurance                                                        16,912       15,320
Prepaid expenses and other assets                                                 9,129        5,852
Goodwill                                                                         23,983       20,282
Intangible assets                                                                 6,371        5,330
Deferred federal income taxes                                                     1,763        3,017
                                                                              ---------    ---------
     Total assets                                                            $1,053,027   $1,040,912
                                                                              =========    =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                       $755,718     $726,629
Advances from the Federal Home Loan Bank and other borrowings                   170,680      193,132
Guaranteed preferred beneficial interests in junior subordinated debentures      28,351       28,351
Accrued interest payable                                                            980          700
Other liabilities                                                                 6,765        6,053
                                                                              ---------    ---------
     Total liabilities                                                          962,494      954,865

Commitments and contingent liabilities                                              -            -

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
  4,829,699 and 4,424,449 shares issued at September 30, 2006 and
  December 31, 2005, respectively                                                    48           44
 Additional paid-in capital                                                      70,948       62,945
 Retained earnings                                                               20,990       24,785
 Unearned ESOP shares                                                            (1,253)      (1,423)
 Accumulated comprehensive loss, unrealized losses on
  securities designated as available for sale, net of related tax effects          (200)        (304)
                                                                              ---------    ---------
     Total stockholders' equity                                                  90,533       86,047
                                                                              ---------    ---------
     Total liabilities and stockholders' equity                              $1,053,027   $1,040,912
                                                                              =========    =========

See notes to condensed consolidated financial statements.


                                    Peoples Community Bancorp, Inc.

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                            (UNAUDITED)
                                (In thousands, except share data)

                                                         Nine months ended    Three months ended
                                                            September 30,          September 30,
                                                           2006       2005       2006       2005
Interest income
  Loans                                                $ 46,103   $ 32,223   $ 15,529   $ 11,610
  Mortgage-backed securities                              1,887      4,064        621      1,573
  Investment securities                                     142        133         58         89
  Interest-bearing deposits and other                     1,264        543        508        202
                                                         ------     ------     ------     ------
     Total interest income                               49,396     36,963     16,716     13,474

Interest expense
  Deposits                                               19,963     12,051      7,144      4,709
  Borrowings                                              7,056      8,594      2,330      3,206
                                                         ------     ------     ------     ------
     Total interest expense                              27,019     20,645      9,474      7,915
                                                         ------     ------     ------     ------
     Net interest income                                 22,377     16,318      7,242      5,559

Provision for losses on loans                            11,250      2,700      8,550        900
                                                         ------     ------     ------     ------
     Net interest income (loss) after
       provision for losses on loans                     11,127     13,618     (1,308)     4,659

Other income
  Gain on sale of loans                                       3         69        -           24
  Gain on sale of securities                                100         17        126         17
  Loss on sale of other assets                              (45)       (91)       -         (100)
  Other operating                                         2,374      1,146        862        536
                                                         ------     ------     ------     ------
     Total other income                                   2,432      1,141        988        477

General, administrative and other expense
  Employee compensation and benefits                      8,159      6,231      2,849      2,094
  Occupancy and equipment                                 2,649      1,921        907        671
  Franchise taxes                                           833        705        229        345
  Data processing                                           693        613        247        236
  Other operating                                         4,093      2,475      1,462        943
                                                         ------     ------     ------     ------
     Total general, administrative and other expense     16,427     11,945      5,694      4,289
                                                         ------     ------     ------     ------
     Earnings (loss) before income taxes                 (2,868)     2,814     (6,014)       847

Federal income taxes
  Current                                                 2,523      2,863       (314)       356
  Deferred                                               (3,667)    (1,970)    (1,791)      (126)
                                                         ------     ------     ------     ------
     Total federal income tax expense (benefit)          (1,144)       893     (2,105)       230
                                                         ------     ------     ------     ------
     NET EARNINGS (LOSS)                               $ (1,724)  $  1,921   $ (3,909)    $  617
                                                         ======     ======     ======     ======
     EARNINGS (LOSS) PER SHARE
       Basic                                              $(.38)      $.49      $(.82)      $.15
                                                           ====        ===       ====        ===
       Diluted                                            $(.38)      $.48      $(.82)      $.15
                                                           ====        ===       ====        ===
DIVIDENDS PER SHARE                                        $.45       $.45       $.15       $.15
                                                            ===        ===        ===        ===


See notes to condensed consolidated financial statements.



                             Peoples Community Bancorp, Inc.

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                      (UNAUDITED)
                                    (In thousands)

                                                               For the nine months   For the three months
                                                                ended September 30,   ended September 30,
                                                                   2006      2005         2006     2005
Net earnings (loss)                                             $(1,724)  $ 1,921     $ (3,909)  $  617

Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized gains included in
    earnings, net of benefits of $(34), $(6),  $(43), and $(6)      (66)      (11)         (83)     (11)
    for the respective periods

Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $88, $210, $210
    and $(46) for the respective periods                            170       407          407      (90)
                                                                   ----      ----         ----     ----

Comprehensive income (loss)                                    $ (1,620)  $ 2,317     $ (3,585)  $  516
                                                                  =====     =====        =====    =====

Accumulated comprehensive loss                                 $   (200)  $  (114)    $   (200)  $ (114)
                                                                  =====     =====        =====    =====

































See notes to condensed consolidated financial statements.



                                        Peoples Community Bancorp, Inc.

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                   For the nine months ended September 30,
                                                (In thousands)

                                                                                    2006     2005
Cash flows provided by (used in) operating activities:
  Net earnings (loss) for the period                                            $ (1,724)  $ 1,921
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on securities                             511     1,410
    Amortization of deferred loan origination fees and premiums                     (949)   (1,304)
    Amortization of mortgage servicing rights                                         50        -
    Amortization of premiums and discounts on borrowings                             120        -
    Amortization of premiums and discounts on deposits                              (383)       -
    Expense of stock benefit plans                                                   536       679
    Amortization of other intangible assets                                        1,165       116
    Depreciation                                                                   1,068       864
    Provision for losses on loans                                                 11,250     2,700
    Federal Home Loan Bank stock dividends                                          (502)     (394)
    Investment securities dividends                                                  (44)      (35)
    Income from bank-owned life insurance                                           (504)     (158)
    Gain on sale of securities                                                      (100)      (17)
    Loss on sale of office equipment, branch premises, and deposits                   21        58
    Loss on foreclosed real estate                                                    24        33
    Gain on sale of loans                                                             (3)      (69)
     Proceeds from sale of loans in the secondary market                             334     5,185
     Loans originated for sale in the secondary market                              (331)   (5,037)
Increase (decrease) in cash, due to changes in:
      Accrued interest receivable                                                   (100)     (452)
      Prepaid expenses and other assets                                           (2,484)     (915)
      Accrued interest payable and other liabilities                                 140     2,191
                                                                                  ------    ------
          Net cash provided by operating activities                                8,095     6,776

Cash flows provided by (used in) investing activities:
  Purchase of investment in subsidiary                                                -     (2,524)
  Purchase of bank owned life insurance                                               -    (15,000)
  Purchase of mortgage-backed securities                                              -    (66,720)
  Principal repayments on investment securities                                   18,003    58,756
  Proceeds from sale of investment securities designated as available for sale     1,609     4,593
  Proceeds from the sale of loans and loan participations                         27,083     1,055
  Sale of office premises and equipment                                              297       565
  Loan disbursements - net                                                        (5,013)  (54,380)
  Purchase of office premises and equipment                                       (2,793)   (4,181)
  Proceeds from sale of real estate acquired through foreclosure                     810       718
  Redemption of Federal Home Loan Bank stock                                         473        -
 Cash received in acquisition of Mercantile Financial Corp. - net                 11,211        -
 Cash received in acquisition of American State Corporation - net                     -      8,349
                                                                                  ------    ------
          Net cash provided by (used in) investing activities                     51,680   (68,769)
                                                                                  ------    ------
          Net cash provided by (used in) operating and investing activities
           (balance carried forward)                                              59,775   (61,993)


See notes to condensed consolidated financial statements.

                                  Peoples Community Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
                                           (UNAUDITED)
                            For the nine months ended September 30,
                                         (In thousands)

                                                                              2006        2005
       Net cash provided by (used in) operating and investing activities  $ 59,775    $(61,993)
         (balance brought forward)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                              (19,211)     67,715
  Proceeds from Federal Home Loan Bank advances and other borrowings        22,500     173,000
  Repayment of Federal Home Loan Bank advances and other borrowings        (51,450)   (197,032)
  Proceeds from issuance of common stock                                       -        10,250
  Proceeds from issuance of junior subordinated debentures                     -        15,464
  Proceeds from exercise of stock options                                       45         147
  Shares acquired by ESOP                                                      -          (962)
  Dividends paid on common stock                                            (2,071)     (1,800)
                                                                            ------      ------

       Net cash provided by (used in) financing activities                 (50,187)     66,782
                                                                            ------      ------

Net increase in cash and cash equivalents                                    9,588       4,789

Cash and cash equivalents at beginning of period                            21,558      12,272
                                                                            ------      ------

Cash and cash equivalents at end of period                                $ 31,146    $ 17,061
                                                                            ======      ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                  $    380    $    700
                                                                            ======      ======

    Interest on deposits and borrowings                                   $ 26,739    $ 20,372
                                                                            ======      ======

Supplemental disclosure of noncash investing activities:

   Transfers from loans to real estate acquired through foreclosure       $    895    $    401
                                                                            ======      ======

   Common stock issued in acquisition of Mercantile Financial Corp.       $  7,600    $    -
                                                                            ======      ======







See notes to condensed consolidated financial statements.



                     Peoples Community Bancorp, Inc.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   For the nine and three month periods ended September 30, 2006 and 2005


1.  Basis of Presentation
    ---------------------

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual
Report on Form 10-K for the year ended September 30, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the nine and three-month periods ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

During the quarter ended September 30, 2006, the Board of Directors approved a change to the Company's bylaws to change its financial year end from September 30 to December 31, retroactively to January 1, 2006. A report on Form 10-Q for the three-month transition period ended December 31, 2005 was previously filed. The Company will file audited financial statements on Form 10-K for the year ended December 31, 2006, which will include audited financial statements for the three-month transition period ended December 31, 2005.


2.  Business Combinations & Other Material Financial Transactions
    -------------------------------------------------------------

On June 10, 2005, the Company acquired American State Corporation, the parent company of American State Bank ("American State") with three branch offices in the Southeast Indiana communities of Lawrenceburg, Aurora and Bright. The Bank paid $4.79 in cash for each of the 1,469,062 outstanding common shares of American. American's outstanding preferred stock was redeemed for cash at par value, totaling $700,000. The expansion in the Southeast Indiana community further enhances Peoples Community Bank's ability to increase its market share and scale of operations, as well as expand its distribution network within the greater Cincinnati area.

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

   For the nine and three month periods ended September 30, 2006 and 2005


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

The acquisition of Mercantile was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets and liabilities purchased will be amortized over the estimated useful lives of the related assets and liabilities. Additionally, core deposit intangibles estimated at $2.2 million were recognized and will be amortized over 7 years using the sum- of-the-year digits method. Mercantile's results of operations and financial position were included in the Company's consolidated financial statements beginning June 9, 2006. The Company is finalizing valuations of certain assets and liabilities assumed at the date of the acquisition; thus, the allocation of the purchase price is subject to refinement.

The following pro forma information, including the effect of the purchase accounting adjustments, depicts the results of operations as though the Mercantile merger had taken place at the beginning of the fiscal period and corresponding prior fiscal period.

                                                                        Nine Months Ended   Three Months Ended
                                                                          September 30,        September 30,
                                                                         2006       2005      2006      2005
                                                                          (in thousands)      (in thousands)
  Total interest income                                                $50,724    $38,981   $16,716   $14,145
  Total interest expense                                                27,552     21,387     9,474     8,165
                                                                        ------     ------    ------    ------

    Net interest income                                                 23,172     17,594     7,242     5,980

  Provision for losses on loans                                         11,250      2,700     8,550       900
  Other income                                                           2,690      1,564       988       594
  General, administrative and other expense                             17,837     13,948     5,694     4,938
                                                                        ------     ------    ------    ------

    Earnings (loss) before income taxes                                 (3,225)     2,510    (6,014)      736

  Federal income tax expense (benefit)                                  (1,096)       853    (2,105)      250
                                                                        ------     ------    ------    ------

    Net earnings (loss)                                                $(2,129)   $ 1,657   $(3,909)  $   486
                                                                        ======     ======    ======    ======

  Pro forma basic earnings (loss) per share (in whole dollars)          $(0.45)     $0.38    $(0.82)    $0.11
  Pro forma diluted earnings (loss) per share (in whole dollars)        $(0.45)     $0.38    $(0.82)    $0.11


The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the date indicated or which may be obtained in the future.

On August 22, 2006, the Company entered into a Stock Purchase Agreement by and among the Company and the Reckman Group that provides for the purchase of all shares of Columbia Bancorp, Inc. held by the Company at a purchase price of $41.53 per share. The Company acquired the 69,925 shares of Columbia Bancorp, Inc., a privately held bank holding company, in January 2005. These shares represent approximately 38% of Columbia's issued and outstanding common stock. The investment is carried at cost, adjusted for the Company's equity in the undistributed income of Columbia Bancorp, Inc. This transaction is currently scheduled to close in the fourth quarter of 2006.


                         Peoples Community Bancorp, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For the nine and three month periods ended September 30, 2006 and 2005


3.   Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and Peoples Community Bank (the "Bank"), its wholly-owned subsidiary. All significant inter-company items have been eliminated.


4.  Allowance for Loan Loss
    -----------------------

The following table sets forth the activity in the allowance for loans losses during the periods indicated.

                                           Nine Months Ended   Nine Months Ended
                                          September 30, 2006  September 30, 2005
                                          ------------------  ------------------

Allowance at beginning of period                $13,444            $11,069
Increase due to Mercantile Financial Corp.          302                -0-
Provision for losses on loans                    11,250              2,700
Charge-offs                                     (10,877)              (225)
Recoveries                                          183                153
                                                 ------             ------
Allowance at end of period                      $14,302            $13,697
                                                 ======             ======

5.  Earnings Per Share
    ------------------

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 56,086 and 65,629 unallocated ESOP shares as of September 30, 2006 and 2005, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and Management Recognition Plan
("MRP").   The computations were as follows:

                                     For the nine months ended   For the three months ended
                                             September 30,               September 30,
                                           2006        2005            2006        2005
Weighted-average common shares
  outstanding (basic)                  4,547,345   3,941,117       4,769,670   4,130,901
Dilutive effect of assumed exercise
  of stock options and MRP                   -        38,741             -        31,175
Weighted-average common shares         ---------   ---------       ---------   ---------
  outstanding (diluted)                4,547,345   3,979,858       4,769,670   4,162,076
                                       =========   ========        =========   =========

Options to purchase 192,975 shares of common stock and MRP awards of 34,335 shares at a weighted-average price of $18.69 were outstanding at September 30, 2006, but were excluded from the computation of diluted earnings per share for the nine-month period due to the net loss recorded for the period.

Options to purchase 230,984 shares of common stock and MRP awards of 31,585 shares at a weighted-average price of $18.90 were outstanding at September 30, 2006, but were excluded from the computation of diluted earnings per share for the three-month period due to the net loss recorded for the period.


                     Peoples Community Bancorp, Inc.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  For the nine and three month periods ended September 30, 2006 and 2005


5.  Earnings Per Share (continued)
    ------------------------------

Options to purchase 48,746 shares of common stock and MRP awards of 14,486 shares at a weighted-average price of $23.21 were outstanding at September 30, 2005, but were excluded from the computation of diluted earnings per share for the nine and three month period because the exercise price was greater than the average market price of the common shares.

6.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value as the measurement objective for share-based payment transactions with employees. The company began expensing the fair value of stock options in fiscal year 2001. The company adopted the provisions of SFAS No. 123(R) on October 1, 2005, using the modified prospective application method, which resulted primarily in changing the company's method of accounting for estimating forfeitures for unvested stock based compensation awards. The adoption of SFAS No. 123(R) did not have a material impact on the Company's results of operations or financial position and is not expected to have a material impact on future earnings.

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

The test involves estimating the fair value of tangible assets and liabilities, identified intangible assets and goodwill of the Bank (which is the Company's reporting unit as defined under SFAS No. 142) and comparing the fair value of this reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. The third party selected by management utilizes the following common approaches to valuing business combination transactions involving financial institutions to derive the fair value of the reporting unit: (1) the comparable transactions approach which is specifically based on earnings, book value, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow approach. The application of the valuation techniques takes into account the reporting unit's operating history, the current market environment and future prospects. As of the most recent evaluation, the only reporting unit carrying goodwill is the Bank.

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


                         Peoples Community Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2005 to September 30, 2006
-------------------------------------------------------------------

At September 30, 2006, the Company's assets totaled $1.1 billion, an increase of $12.1 million, or 1.2%, compared to total assets at December 31, 2005. The increase in assets was primarily due to $66.9 million in assets obtained in the acquisition of Mercantile Financial Corporation and its subsidiary Mercantile Savings Bank in June 2006. Goodwill and other intangible assets of approximately $6.0 million was recorded in the acquisition of Mercantile, in addition to $38.0 million in loans receivable, $6.7 million in investment securities,
and $48.7 million in deposits.   The increase in assets from the
acquisition of Mercantile was substantially offset by a decrease in loans receivable of $33.6 million and a decrease of $19.8 million in mortgage-backed securities and other investment securities.

Total liabilities increased to $962.5 million at September 30, 2006 compared to $954.9 million at December 31, 2005. The increase of $7.6 million, or 0.8%, was primarily due to approximately $48.7 million in deposits and $6.4 million in advances from the Federal Home Loan Bank
(FHLB) obtained in the acquisition of Mercantile Financial Corporation, which was partially offset by a decrease in deposits of $19.6 million and a decrease of $22.5 million in advances from FHLB and other borrowings.

Cash and cash equivalents increased by $9.6 million or 44.5% from the December 31, 2005 level, to a total of $31.1 million at September 30, 2006. Investment securities totaled $61.4 million at September 30, 2006, a decrease of $13.1 million, or 17.6%, compared to December 31, 2005. Approximately $6.7 million in investment securities and mortgage-backed securities were acquired in the acquisition of Mercantile Savings Bank, while repayments and proceeds from sales of
approximately $19.6 million were recorded during the period.   Excess
funds from such repayments and sales were temporarily placed in cash and cash equivalents until such funds can be invested in higher yielding assets.

Loans receivable totaled $855.7 million at September 30, 2006, an increase of $4.5 million, or 0.5%, over the December 31, 2005 levels. Approximately $38.0 million in loans was acquired as a result of the acquisition of Mercantile, primarily consisting of loans secured by one-to four-family residential properties. During the period, the Bank sold approximately $21.4 million of loans secured by one-to four-family residential investment properties at a small premium, in order to restructure a portion of the loan portfolio. Loan disbursements totaled $287.8 million during the nine month period ended September 30, 2006, and were partially offset by principal repayments of $282.8 million.

Loan disbursements were comprised of $138.1 million of loans secured by one-to four-family residential real estate, $58.2 million of loans secured by multi-family real estate, $75.4 million of loans secured by commercial real estate and land, and $16.1 million in commercial lines of credit and other loans.

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

The allowance for loan losses totaled $14.3 million at September 30, 2006, compared to $13.4 million at December 31, 2005. Due primarily to an increase in internally classified loans, the moderate downturn in the local economy, and the relative credit risk of the loan portfolio, $11.3 million was added to the allowance through the provision for losses on

                    Peoples Community Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from December 31, 2005 to September 30, 2006 (continued)
-------------------------------------------------------------------

loans during the nine months ended September 30, 2006. The increase in the Company's non-performing, classified and criticized loans was primarily due to delinquent loans in the Company's non-owner occupied (investment properties) residential loan portfolio and its acquisition, development and construction loan portfolio.
Approximately $302,000 of the allowance for loan losses was obtained in the acquisition of Mercantile, while approximately $10.9 million of loans were charged-off during the nine-month period. The charged-off loans were comprised of $2.7 million in loans secured by one-to four family residential real estate, $2.7 million in loans secured by multi-family residential real estate, $2.8 million in loans secured by commercial real estate and land, and $2.7 million in commercial and consumer loans. The increase in charged-off loans was primarily due to real estate investors and developers experiencing financial difficulties and a moderate decline in the local economy.

Nonperforming loans increased from $18.8 million, or 2.2% of net loans at December 31, 2005, to $30.9 million, or 3.6% of net loans at September 30, 2006. Nonaccruing loans at September 30, 2006 consisted of approximately $4.3 million of one-to four family residential loans, $6.3 million of one-to four family investment residential loans, $8.7 million of multi-family residential loans, $8.2 million of loans secured by commercial real estate and land and $3.4 million of commercial and consumer loans. The Bank is currently analyzing its non-owner occupied, residential investment portfolio, its acquisition, development and construction portfolio, and its unsecured commercial portfolio, in light of local economic conditions, to asses various actions to reduce credit risk in these portfolios.

The Bank's classified loans increased by $16.5 million, or 73.3%, to a total of $39.0 million at September 30, 2006, compared to $22.5 million at December 31, 2005. Classified residential real estate loans increased by $13.6 million and classified non-residential real estate and land loans increased by $5.1 million during the period. These increases were primarily due to real estate investors and developers experiencing cash flow difficulties coupled with a moderate downturn in the local economy. Classified commercial and other loans decreased by $2.2 million during the period.

The allowance for loan losses represented 1.6% of total loans at both September 30, 2006 and December 31, 2005, and 46.2% and 71.7% of nonperforming loans at September 30, 2006 and December 31, 2005, respectively. Although management believes that the allowance for loan losses at September 30, 2006 was appropriate based upon the available facts and circumstances at such time, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations. In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to recognize additions to such allowance based on their judgments about information available to them at or subsequent to the time of their examination.

Deposits totaled $755.7 million at September 30, 2006, an increase of $29.1 million, or 4.0%, over December 31, 2005 levels. The increase in deposits was due primarily to $48.7 million of deposits acquired in the acquisition of Mercantile, partially offset by a $19.2 million decrease based on management's decision to control deposit growth due to the current interest rate environment.

Advances from the Federal Home Loan Bank and other borrowings totaled $170.7 million at September 30, 2006, a decrease of $22.5 million, or 11.6%, compared to December 31, 2005 totals. Proceeds from repayments of investment securities and loan sales were partially utilized to pay down advances during the period.

Stockholders' equity totaled $90.5 million, or 8.6% of total assets, at September 30, 2006, an increase of $4.5 million from December 31,
2005 levels.   The increase resulted primarily from $7.6 million in
stock issued for the acquisition of Mercantile, the amortization effects of stock benefit plans totaling $536,000, proceeds of $45,000 from the exercise of stock options, and a $104,000 change, net of taxes, in unrealized losses on available for sale securities, partially offset by a net loss of $1.7 million and dividends paid of $2.1 million during the nine-month period. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2006, Peoples Community Bank continued to meet all applicable regulatory capital requirements and was categorized as well-capitalized under the regulatory framework for prompt corrective action.

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
September 30, 2006 and 2005
-----------------------------------------------------------------

General
-------

The Company recorded a net loss of $3.9 million for the three months ended September 30, 2006, compared to the $617,000 of net earnings reported for the same period in 2005. The decrease in earnings was primarily due to an increase in provision for losses on loans of $7.7 million, and an increase of $1.4 million, or 32.8%, in general, administrative and other expense, partially offset by a $1.7 million, or 30.3%, increase in net interest income, a $511,000, or 107.1%, increase in other income, and a $2.3 million decrease in provision for federal income taxes.


Net Interest Income
-------------------

Interest income on loans increased by $3.9 million, or 33.8% during the three-month period ended September 30, 2006, compared to the 2005 period, due primarily to a $175.7 million, or 24.8%, increase in the average portfolio balance outstanding, coupled with a 46 basis point increase in the weighted-average yield, to 7.03% for the 2006 period. The increase in the average balance was primarily due to the acquisition of $122.6 million in loans receivable from Peoples Federal in December 2005 and $38.0 million in loans receivable from Mercantile in June 2006. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations in higher yielding loan products.

Interest income on mortgage-backed securities decreased by $952,000, or 60.5%, during the 2006 quarter compared to the same period in 2005, due primarily to a $154.2 million, or 72.2%, decrease in the average balance outstanding, partially offset by a 123 basis point increase in the weighted-average yield, to 4.18% in the 2006 period. The decrease in the average balance was primarily due to $108.9 million of mortgage-backed securities and other investment securities sold in December
2005 in order to restructure a portion of its securities portfolio, repay higher rate short-term advances, and manage balance sheet growth.

Interest income on investment securities and interest-bearing deposits and other increased by $275,000, or 94.5%, due primarily to a $18.6 million, or 75.6%, increase in the average balance outstanding for the 2006 period, coupled with an increase of 53 basis points in the weighted-average yield. Approximately $1.5 million and $2.2 million of investment securities were acquired in the acquisitions of Peoples Federal and Mercantile, respectively. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $2.4 million, or 51.7%, primarily due to an increase of $187.6 million, or 32.8%, in the average balance of deposits outstanding period to period, coupled with a 47 basis point increase in the weighted-average cost of deposits, to 3.76%. The increase in the average balance was primarily due to $88.7 million in deposits obtained in the acquisition of Peoples Federal in December 2005, and $48.7 million in deposits obtained in the acquisition of Mercantile in June 2006. Interest expense on borrowings decreased by $876,000, or 27.3%, due primarily to a $122.3 million, or 38.1%, decrease in the average balance of borrowings outstanding period to period , which was partially offset by a 69 basis point increase in the average cost of borrowings, to 4.68% for the 2006 period. Proceeds from mortgage-backed security repayments and loan sales were partially utilized to repay borrowings. The increase in the average cost of borrowings was due primarily to the increase in the market interest rates.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
September 30, 2006 and 2005 (continued)
-----------------------------------------------------------------

Net Interest Income (continued)
-------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.7 million, or 30.3%, to a total of $7.2 million for the three months ended September 30, 2006, compared to the same period in 2005. The interest rate spread increased to 2.83% for the three months ended September 30, 2006, from 2.16% for the comparable 2005 period, while the net interest margin increased to 2.94% for the three months ended September 30, 2006, compared to 2.35% for the same period in 2005.


Provision for Losses on Loans
-----------------------------

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank's determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $8.6 million and $900,000 for the three-month period ended September 30, 2006 and 2005, respectively. The provision recorded during the three-month period ended September 30, 2006 was predicated primarily upon the increase in internally classified loans, the moderate downturn in the local economy, the level of charge-offs in 2006, and the relative credit risk of the loan portfolio.


Other Income
------------

Other income totaled $988,000 for the three months ended September 30, 2006, an increase of $511,000, or 107.1%, compared to the $477,000 recorded for the same period in 2005. This increase was primarily due to an increase of $326,000, or 60.8%, in other operating income, primarily as a result of increases in fees related to the growth of deposit accounts from period to period. During the 2006 quarter, the Bank also recorded a $126,000 gain on sale of securities compared to $17,000 for the comparable period in 2005.


General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $5.7 million for the three months ended September 30, 2006, an increase of $1.4 million, or 32.8%, compared to the same period in 2005. This increase resulted primarily from an increase of $755,000 or 36.1%, in employee compensation and benefits, an increase of $236,000, or 35.2%, in occupancy and equipment, an increase of $11,000, or 4.7%, in data processing expense, and an increase of $519,000, or 55.0%, in other operating expense, partially offset by a decrease of $116,000, or 33.6%, in franchise taxes.



                   Peoples Community Bancorp, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)


General, Administrative and Other Expense (continued)
-----------------------------------------------------

The increase in employee compensation and benefits was due primarily to an increase in personnel from the acquisition of Peoples Federal in December 2005 and Mercantile in June 2006, along with additional staff to support the overall growth of the Bank. The number of employees increased from 169 to 207, or 22.5%, from September 30, 2005 to September 30, 2006. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's acquisitions. The increase in other operating expense was due to increased professional costs and other operating costs associated with the Company's overall growth year to year.

In conjunction with the acquisition of Peoples Federal in December 2005 and Mercantile in June 2006, core deposit intangibles of $3.7 million and $2.2 million, respectively, were recorded. These core deposit intangibles will be expensed over a 7-year period using an accelerated amortization schedule, resulting in an estimate of $369,000 in additional quarterly expense for the first year.

Federal Income Taxes
--------------------

The credit provision for federal income taxes totaled $2.1 million for the three months ended September 30, 2006, a decrease of $2.3 million compared to the $230,000 provision recorded in the same period in 2005. This decrease was primarily due to a decrease in pre-tax earnings of $6.9 million. The Company's effective tax rate was 27.2% for the three-month period ended September 30, 2005, which reflected the effect of a nontaxable increase in the cash surrender value of bank-owned life insurance.


Comparison of Operating Results for the Nine-Month Periods Ended
September 30, 2006 and 2005
----------------------------------------------------------------

General
-------

The Company recorded a net loss of $1.7 million for the nine months ended September 30, 2006, compared to $1.9 million in net earnings reported for the same period in 2005. This decrease in earnings resulted primarily from an increase in provision for losses on loans of $8.6 million and an increase in general, administrative and other expenses of $4.5 million or 37.5%, partially offset by an increase of $6.1 million or 37.1% in net interest income and an increase in other income of $1.3 million or 113.1%.

Net Interest Income
-------------------

Interest income on loans increased by $13.9 million, or 43.1%, during the nine-month period ended September 30, 2006, compared to the same period in 2005, due primarily to a $200.7 million, or 30.0%, increase in the average loan portfolio balance outstanding, coupled with a 64 basis point increase in the weighted-average yield, to 7.07% for the 2006 period. The increase in the average balance was due primarily to $122.6 million in loans obtained in the acquisition of Peoples Federal in December 2005, and $38.0 million in loans obtained in the acquisition of Mercantile in June 2006, as well as the Company's steady loan origination volume. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans as well as new originations with higher loan yields.

Interest income on mortgage-backed securities decreased by $2.2 million, or 53.6% during the nine-month period ended September 30, 2006 when compared to the same period in 2005, due primarily to a $134.4 million, or 65.6%, decrease in the average balance outstanding from period to period, which was partially offset by a 92 basis point increase in the weighted-average yield, to 3.56% in the 2006 period. Management sold $108.9 million of mortgage-


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Operating Results for the Nine-Month Periods Ended
September 30, 2006 and 2005 (continued)
----------------------------------------------------------------

Net Interest Income (continued)
-------------------------------

backed securities and other investment securities in December 2005 to better position the Bank in the increasing interest rate environment. The increase in the weighted-average yield was primarily due to the upward shift in market rates and the corresponding impact on adjustable-rate securities.

Interest income on investment securities and interest-bearing deposits and other increased by $730,000, or 108.0%, for the nine-month period ended September 30, 2006 when compared to the same period in 2005. This increase was largely due to an increase of $13.8 million, or 68.6%, in the average balance outstanding for the 2006 period, coupled with an increase of 105 basis points in the weighted-average yield. The increase in the average balance of such assets was primarily due to excess liquidity on hand at the Bank in the form of federal funds. The increase in the weighted-average yield was due to an increase in interest rates available on these types of investments period to period.

Interest expense on deposits increased by $7.9 million, or 65.7%, during the nine-month period ended September 30, 2006 due primarily to an increase of $203.3 million, or 38.7%, in the average balance of deposits outstanding period to period, coupled with a 59 basis point increase in the weighted-average cost of deposits, to 3.65%. The increase in the average balance was primarily due to $88.7 million in deposits obtained in the acquisition of Peoples Federal and $48.7 million in deposits obtained in the acquisition of Mercantile, as well as the result of the opening of a new branch in April 2006. Interest expense on borrowings decreased $1.5 million, or 17.9%, during the nine-month period due primarily to a decrease of $101.4 million, or 32.3%, in the average balance of borrowings outstanding from period to period, partially offset by a 78 basis point increase in the weighted average cost of borrowings, to 4.43%. The increase in the average cost of the borrowings was due primarily to the increase in the market interest rates and their effect on the Company's overnight advances during the fiscal 2006 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $6.1 million, or 37.1%, to a total of $22.4 million for the nine months ended September 30, 2006, compared to the same period in 2005. The interest rate spread increased to 2.94% for the nine months ended September 30, 2006, from 2.24% for the comparable 2005 period, while the net interest margin increased to 3.07% for the nine months ended September 30, 2006, compared to 1.83% for the same period in 2005.


Provision for Losses on Loans
-----------------------------

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank's determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $11.3 million and $2.7 million for the nine-month periods ending September 30, 2006 and 2005, respectively. The provision recorded during the nine-month period ended September 30, 2006 was predicated primarily upon the increase in internally classified loans, the moderate downturn in the local economy, the level of charge-offs in 2006 and the relative credit risk of the loan portfolio.


                    Peoples Community Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended
September 30, 2006 and 2005 (continued)
----------------------------------------------------------------

Other Income
------------

Other income totaled $2.4 million for the nine months ended September 30, 2006, an increase of $1.3 million, or 113.1%, compared to the $1.1
million recorded for the same period in 2005.   The increase in other
income was primarily due to a $1.2 million, or 107.2%, increase in other operating income and an increase of $83,000 in gain on sale of securities, partially offset by a $66,000 decrease in gain on sale of loans. The increase in other income was partially due to the recognition of nine months of income from bank-owned life insurance which the Company acquired at the end of June 2005, compared to the three months of income recognized during the period ended September
30, 2005. In addition, an increase of approximately $636,000 in fees generated from the growth in deposit accounts was recorded in the nine-month period ended September 30, 2006, compared to the same period in 2005.


General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $16.4 million for the nine months ended September 30, 2006, an increase of $4.5 million, or 37.5%, compared to the same period in 2005. This increase resulted primarily from an increase of $1.9 million, or 30.9%, in employee compensation and benefits, an increase of $728,000, or 37.9%, in occupancy and equipment, an increase of $128,000, or 18.2%, in franchise taxes, an increase in data processing expense of $80,000, or 13.1%, and an increase of $1.6 million, or 65.4% in other operating expense.

The increase in employee compensation and benefits was due primarily to an increase in personnel from the acquisition of Peoples Federal in December 2005 and Mercantile in June 2006, along with additional staff to support the overall growth of the Bank. The number of employees increased from 169 to 207, or 22.5% from September 30, 2005 to September 30, 2006. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's acquisitions and branch expansion. The increase in other operating expense was due primarily to increased professional costs and other operating costs associated with the Company's overall growth year to year.

In conjunction with the acquisition of Peoples Federal in December 2005 and Mercantile in June 2006, core deposit intangibles of $3.7 million and $2.2 million, respectively, were recorded. These core deposit intangibles will be expensed over a 7-year period using an accelerated amortization schedule, resulting in an estimate of $369,000 in additional quarterly expense for the first year.

Federal Income Taxes
--------------------

The credit provision for federal income taxes totaled $1.1 million for the nine months ended September 30, 2006, compared to the $893,000 provision recorded in the same period in 2005. This decrease was primarily due to a decrease in pre-tax earnings of $5.7 million and the effect of nontaxable income from bank-owned life insurance. The Company's effective tax rate was 31.7% for the nine-month period ended September 30, 2005.

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


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

In June 2006, the Bank sold approximately $4.3 million of classified and non-performing loans and recorded a $2.0 million charge to the allowance for loan loss related to such sales. In July 2006, the Bank sold approximately $21.4 million of loans secured by one-to-four family residential investment properties at a small premium. The sale in July 2006 was completed in order to restructure a portion of the loan portfolio.


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



























                       Peoples Community Bancorp, Inc.


                                  PART II


ITEM 1.   Legal Proceedings
          -----------------

          At September 30, 2006, other than the legal proceedings occurring in the ordinary course of business, the Company and its subsidiaries were not involved in any material proceedings. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

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

ITEM 5.   Other Information
          -----------------

          On November 1, 2006, the Company sent notice to holders of Peoples Bancorp Capital Trust I of its intent to exercise its option to call the $12.5 million of outstanding debentures on December 8, 2006. The Company is in the process of refinancing these debentures.


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





Date:     November 14, 2006          By: /s/Jerry D. Williams
          -----------------              --------------------------
                                         Jerry D. Williams
                                         President



Date:     November 14, 2006          By: /s/Teresa A. O'Quinn
          -----------------              --------------------------
                                         Teresa A. O'Quinn
                                         Chief Financial Officer



























