Form 10-K
period 2006-12-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2007-04-02
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File No.: 000-29949

PEOPLES COMMUNITY BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	31-1686242
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6100 West Chester Road, West Chester, Ohio	45069
(Address of Principal Executive Offices)	(Zip Code)

(513) 870-3530

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock (par value $.01 per share)	Nasdaq Global Market
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act:

Not Applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                       Accelerated filer ☐                                       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 29, 2006, the aggregate value of the 4,828,451 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,081,402 shares held directly or indirectly by all directors and executives officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, was approximately $74.4 million.  This figure is based on the closing sales price of $19.85 per share of the Registrant’s Common Stock on June 29, 2006.  Although directors and executive officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 28, 2007: 4,829,699

PART I

Item 1. Business

General

Peoples Community Bancorp, Inc. (“Peoples” or the “Company”) was organized in December 1999 at the direction of the Board of Directors of The People’s Building, Loan and Savings Company, presently Peoples Community Bank (the “Bank”), for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from an Ohio-chartered mutual savings and loan association to a federally-chartered stock savings bank (the “Conversion”).  (Unless the context otherwise requires, reference to Peoples includes the Bank).  In fiscal year 2005, Peoples changed its charter to a federal bank holding company, in order to acquire an investment interest in a local bank holding company. In fiscal year 2006, Peoples sold its investment interest in the local bank holding company and converted its charter to a registered savings and loan holding company. People’s assets consist primarily of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the issuance of Peoples shares to the public (the “Offering”) retained by Peoples, and Peoples’ loan to the employee stock ownership plan (the “ESOP”).  Peoples has no significant liabilities other than junior subordinated debentures issued in fiscal 2005 and a $17.5 million line of credit.  The management of Peoples and the Bank are substantially identical and Peoples neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Bank is a federally-chartered stock savings bank that was originally organized in 1889.  The Bank conducts its business from nineteen offices in Hamilton, Warren, and Butler Counties in Ohio and Dearborn and Ohio Counties in Indiana.  The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities.  The Bank’s primary lending emphasis has been, and continues to be, loans secured by first liens on single-family (one- to four-units) residential properties located in its local market.  However, over  the past five fiscal years, the Bank has placed an increasing emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans.  As a result, as a percentage of the total loan portfolio, single-family residential loans have decreased from 57.8% at September 30, 2001 to 42.3% at December 31, 2006, while multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans have increased during the same time period from 8.7% to 15.0%, 15.7% to 17.3%, 15.0% to 28.9%, 2.3% to 3.8% and 0.5% to 2.9%, respectively.

The Company was formed in December 1999 in connection with the mutual to stock conversion of the Bank, and the sale of 1,190,000 shares of common stock to depositors and members of the community.  The Bank conducts its business from nineteen full service offices in Hamilton, Warren and Butler counties in Southwest Ohio and Dearborn and Ohio Counties in Southeast Indiana.  The Bank’s business is conducted through an aggressive marketing and selling effort of its lending products and services to the communities in its market area and through the continued development of innovative lending programs that give the Bank a competitive advantage.  The Bank offers a wide variety of loan products, including single and multi-family residential loans, nonresidential real estate and land loans and construction loans.  In addition, the Bank invests in securities.  The funds for the Bank’s lending and investment activities are primarily provided by deposits and borrowings.  At December 31, 2006, the Company had $1.0 billion in total assets, $755.3 million in deposits, $156.9 million in borrowings (excluding subordinated debentures) and $87.6 million of stockholders’ equity.  The Company’s principal executive office is located at 6100 West Chester Road, West Chester, Ohio 45071-1130.  The Company’s telephone number is (513) 870-3530.

As a result of acquisitions and internal growth, the Company has grown from $416.0 million in total assets as of September 30, 2001 to $1.0 billion in total assets as of December 31, 2006.  Between the completion of the public offering in March 2000 and December 31, 2006, the Company has acquired six financial institutions with aggregate total assets as of the time of acquisition of $495.6 million.  Also, in September 2003, the Company purchased $32.8 million in loans and assumed $55.6 million in deposits in connection with the acquisition of two branch offices from another financial institution.  The Company has supplemented this growth from acquisitions with loan generation secured primarily by real estate in its market area.  Loan originations increased from $241.1 million in fiscal 2001, $261.6 million in fiscal 2002, $278.6 million in fiscal 2003, $289.5 million in fiscal 2004 and $337.0 million in fiscal 2005 to $341.6 million in fiscal 2006.  Loans receivable, net increased from $377.7 million at September 30, 2001 to $812.6 million at December 31, 2006.  In addition, since September 30, 2000, the Company has expanded its franchise through the opening of six full service branch offices. These new branch offices, as well as acquired branch offices, have expanded the Company’s market presence and facilitated its loan production growth.  The Company’s loan growth has been funded in part by deposits.  The Company has placed an emphasis on deposit generation both internally and through whole bank and branch acquisitions.  Deposits have increased from $233.1 million at September 30, 2001 to $755.3 million at December 31, 2006.

On June 9, 2006, the Company acquired Mercantile Financial Corporation (“Mercantile”) and its wholly-owned subsidiary, Mercantile Savings Bank, which operated one branch office in Cincinnati, Ohio.  The Bank paid $34.78 in cash and exchanged 43.10 shares of stock for each of the outstanding common shares of Mercantile, resulting in aggregate merger consideration of approximately $9.3 million, including acquisition costs.  This acquisition complements our market area, and increases our market share and scale of operations.

On December 29, 2006, the Company sold its 69,925 shares of Columbia for an aggregate purchase price of $2.9 million.  In conjunction with this divesture, the Corporation converted its charter to a registered savings and loan holding company.

The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision, which is the Bank’s chartering authority and primary federal regulator.  The Bank is also regulated by the Federal Deposit Insurance Corporation (the “FDIC”), administrator of the Savings Association Insurance Fund.  The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati, which is one of the 12 regional banks comprising the FHLB System.

As previously announced, the Board of Directors of the Company adopted an amendment to Article VI of the Company’s Bylaws to change the Company’s fiscal year end from September 30, to December 31, effective retroactively to January 1, 2006, in order to increase operational efficiency.  As a result, the consolidated statements of financial condition compares December 31, 2006 to December 31, 2005, while the consolidated statements of operations, the consolidated statements of comprehensive income (loss), and the consolidated statements of cash flow reflect, as applicable, the twelve month period ended December 31, 2006, the three month period ended December 31, 2005, the twelve month period ended September 30, 2005 and the twelve month period ended September 30, 2004.

Peoples Lending Activities

General.  At December 31, 2006, the net loan portfolio of Peoples totaled $812.6 million, representing approximately 79.0% of total assets at that date. The principal lending activity of Peoples is the origination of residential and nonresidential real estate loans. At December 31, 2006, residential loans (including construction loans secured by residential real estate) amounted to $570.3 million, or 63.7% of the gross loan portfolio.  Nonresidential real estate and land loans totaled $140.9 million, or 15.7% of the gross loan portfolio and nonresidential construction loans amounted to $130.1 million, or 14.5% of the gross loan portfolio as of December 31, 2006.  Further, commercial loans amounted to $30.9 million, or 3.5% of the gross loan portfolio at December 31, 2006 and consumer loans amounted to $23.0 million, or 2.6% of the gross loan portfolio at such time.  Peoples has placed an increased emphasis on multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial loans and consumer loans over the last five fiscal years.  The aggregate amount of these loans has increased to $551.9 million, or 61.6% of the gross loan portfolio at December 31, 2006, compared to $260.6 million, or 46.8% of the gross loan portfolio at September 30, 2002.  Notwithstanding the overall increase during the period between September 30, 2002 and December 31, 2006, the Company currently expects to curtail its acquisition and development lending, one- to four-family residential investment lending, and unsecured commercial lending due in large part to the softening of the local housing market, the increase in the Bank’s nonaccrual loans and charge-offs, and to realign the portfolio due to loan concentrations. Commercial loans have decreased from $47.3 million, or 5.6% of net loans at December 31, 2005, to $30.9 million, or 3.8% of the net loans at December 31, 2006.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus.  However, loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.   At December 31, 2006, Peoples’ regulatory limit on loans-to-one borrower was $15.5 million.  All of Peoples’ five largest loans or groups of loans-to-one borrower, amounting to $13.0 million, $12.5 million, $12.5 million, $12.5 million and $12.0 million at December 31, 2006 were performing in accordance with their terms at such date.

Loan Portfolio Composition.  The following table sets forth the composition of Peoples’ loans at the dates indicated.

	December 31,				September 30,
	2006		2005		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Net loans	Amount	Net loans	Amount	Net loans	Amount	Net loans	Amount	Net loans	Amount	Net loans
	(Dollars in Thousands)
Mortgage loans:
Single-family residential	$343,346	42.3%	$341,233	40.1%	$252,424	35.8%	$226,735	37.8%	$230,775	41.7%	$296,294	58.8%
Multi-family residential	122,221	15.0	124,984	14.7	122,802	17.4	106,799	17.8	95,459	17.2	56,980	11.3
Nonresidential real estate and land	140,909	17.3	147,086	17.3	132,502	18.8	158,907	26.5	131,444	23.7	88,029	17.5
Construction loans	234,830	28.9	259,249	30.4	220,733	31.3	124,996	20.9	122,598	22.1	90,002	17.9
Total mortgage loans	841,306	103.5	872,552	102.5	728,461	103.3	617,437	103.0	580,276	104.7	531,305	105.5

Commercial loans	30,933	3.8	47,258	5.6	43,231	6.1	33,238	5.5	29,955	5.4	21,280	4.2
Consumer loans	23,022	2.9	24,898	2.9	22,502	3.2	21,781	3.6	11,769	2.1	4,265	0.8
Total loans receivable	895,261	110.2	944,708	111.0	794,194	112.6	672,456	112.1	622,000	112.2	556,850	110.5
Less:
Undisbursed portion of loans in process	(62,042)	(7.6)	(77,094)	(9.1)	(72,894)	(10.3)	(59,045)	(9.8)	(55,308)	(10.0)	(43,144)	(8.6)
Allowance for loan losses	(18,369)	(2.3)	(13,444)	(1.6)	(13,697)	(1.9)	(11,025)	(1.8)	(9,744)	(1.8)	(7,656)	(1.5)
Deferred loan fees	(2,272)	(0.3)	(2,900)	(0.3)	(2,889)	(0.4)	(2,920)	(0.5)	(2,597)	(0.4)	(2,038)	(0.4)
Loans receivable, net	$812,578	100.0%	$851,270	100.0%	$704,714	100.0%	$599,466	100.0%	$554,351	100.0%	$504,012	100.0%

Origination of Loans.  The lending activities of Peoples are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management.  Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers. Written loan applications are taken by loan officers.  Loan processors obtain or procure credit reports, appraisals and other documentation involved with a loan.  Property valuations are performed by independent outside appraisers approved by the Board of Directors of Peoples.  Over the past twelve months, the Bank has revised its underwriting standards to place an increased focus on cash flow analysis.  This represents a transition from underwriting standards primarily  based on collateral value, which are generally used by thrifts, to underwriting standards more widely used by banks, whereby the borrower’s cash flow capacity to service the loan is the primary focus.

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

Activity in Loans.  The following table shows the activity in Peoples’ loans during the periods indicated.

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2006	2005	2005	2004	2003	2002
	(In Thousands)
Total loans held at beginning of period	$944,708	$794,194	$672,456	$622,000	$556,850	$419,534
Originations of loans:
Mortgage loans:
Single-family residential	90,797	29,831	79,588	89,145	63,502	90,592
Multi-family residential	40,510	12,659	42,248	29,357	50,686	28,531
Construction	106,240	19,295	91,494	75,278	101,019	72,167
Nonresidential real estate and land	80,004	32,450	85,658	70,158	30,170	39,855
Commercial loans	18,995	8,899	34,768	23,051	25,852	26,656
Consumer loans	5,093	846	11,058	12,374	7,344	3,775
Total originations (1)	341,639	103,980	344,814	289,465	278,573	261,576

Increase due to Kenwood acquisition	—	—	—	—	—	40,326
Increase due to Ameriana branch acquisition	—	—	—	—	32,769	—
Increase due to American State acquisition	—	—	38,358	—	—	—
Increase due to Peoples Federal acquisition	—	122,643	—	—	—	—
Increase due to Mercantile acquisition	38,030	—	—	—	—	—
Total increases	38,030	122,643	38,358	—	311,342	301,902

Transfers to real estate owned	(1,008)	—	(1,854)	(513)	(2,863)	(620)
Charge-offs	(13,103)	(2,206)	(1,081)	(2,360)	(2,122)	(1,547)
Other increases (decreases) (2)	(48,481)	2,188	5,197	(9,641)	5,879	(9,212)
Repayments	(366,524)	(76,091)	(263,696)	(236,398)	(247,086)	(153,207)
Net activity in loans	(49,447)	150,514	121,738	50,456	65,150	137,316
Gross loans held at end of period	$895,261	$944,708	$794,194	$672,456	$622,000	$556,850

(1)                      Undisbursed portions of loans in process totaled $62.0 million, $77.1 million, $72.9 million, $59.0 million, $55.3 million, and $43.1 million at December 31, 2006 and 2005, and September 30, 2005, 2004, 2003, and 2002, respectively.

(2)                      Includes loan participations sold of $5.1 million, $1.1 million, $5.0 million, $10.2 million, and $6.7 million in fiscal 2006, 2005, 2004, 2003, and 2002, respectively.  There were no loan participations sold for the three months ended December 31, 2005.  For fiscal 2006 and 2005, includes whole loans sold of $29.5 million and $6.7 million, respectively, and for the three months ended December 31, 2005, includes whole loans sold of $3.5 million. The reduction in total loans resulting from sales of loans and loan participations in fiscal 2006, the three months ended December 31, 2005, and fiscal 2005, 2004, 2003, and 2002 were offset (increased) by increases (decreases) in undisbursed loans in process, and other net items totaling approximately $(13.9 million0, $5.7 million, $13.0 million, $5.3 million, $16.1 million, and ($2.5 million), respectively.

The significant repayments of $367.5 million,  $263.7 million, $236.4 million and $247.1 million during fiscal 2006, 2005, 2004 and 2003, respectively, were primarily due to the repayment of short-term construction loans and land development loans as well as the refinancing activity related to adjustable-rate single-family residential loans that were set to reprice in the current year.

Charge-offs of $13.1 million during fiscal 2006 consisted primarily of $4.1 million in loans secured by single-family residential real estate, $2.4 million in loans secured by multi-family residential real estate, $1.6 million in construction loans, $1.3 million in loans secured by commercial real estate and land, and $3.7 million in commercial and consumer loans.  The increase in charged-off loans was primarily due to real estate investors and developers experiencing financial difficulties and a moderate decline in the local economy.  See “Asset Quality.”

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples generally confines its lending activity to its primary market area of Warren, Butler and Hamilton Counties in Ohio and Dearborn and Ohio Counties in Indiana.  Subject to its loans-to-one borrower limitation, Peoples is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate.  Peoples may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets.  This 35% limitation may be exceeded for certain types of consumer loans.  In addition, Peoples may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.  At December 31, 2006, Peoples was within each of the above lending limits.

One- to Four-Family Residential Real Estate Loans.  Despite the diversification of the loan portfolio over the past few years, the primary real estate lending activity of Peoples continues to be the origination of loans secured by residential real estate.  At December 31, 2006, $343.3 million, or 42.3% of the net loan portfolio of Peoples consisted of conventional one- to four-family residential loans, compared to $341.2 million, or 40.1% at December 31, 2005 and  $252.4 million or 35.8% of the net loan portfolio at September 30, 2005.  The increase of $90.9 million, or 36.0% between September 30, 2005 and December 31, 2006, was due to approximately $160.7 million of single-family residential loans acquired in conjunction with the purchase of Peoples Federal in December 2005 and Mercantile in June 2006.

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

The residential mortgage loans originated by Peoples consist of fixed rate and adjustable rate loans.  Presently, the single-family fixed-rate residential mortgage loans originated by Peoples have terms of up to 30 years.  In addition, Peoples originates adjustable-rate mortgage loans on which the interest rate adjusts every one, three or five years based upon the one-year or three-year rate on T-bills plus a specified margin.  During fiscal 2004, Peoples introduced a five year fixed rate balloon product and a five year fixed rate product which adjusts on an annual basis thereafter based on the one-year rate on the T-bill.  At December 31, 2006, $159.4 million, or 46.4% of our single-family residential loans were fixed rate and $183.9 million, or 53.6% were adjustable rate.  Although significantly all of Peoples’ single-family loans are originated for its portfolio, the single-family residential mortgage loans presently being originated by Peoples generally conform to Fannie Mae and Freddie Mac requirements and may be sold in the secondary market.

The non-owner occupied residential mortgage loans originated by Peoples are primarily to investors and builders, and are made on substantially the same terms as owner occupied residential real estate loans.  The Company currently expects to curtail its one- to four-family residential  lending to investors, due in large part to the softening of the local housing market, the increase in the Bank’s nonaccrual loans and charge-offs, and to realign the portfolio due to loan concentrations.

Multi-family Residential Loans.  Peoples also originates multi-family (over four units) residential loans.  Peoples’ multi-family loans are primarily secured by apartment buildings or apartments being converted to condominium units.  The multi-family residential mortgage loans of Peoples are underwritten on substantially the same basis as its nonresidential real estate loans, discussed below, although loan-to-value ratios are generally limited to 80%.  At December 31, 2006, Peoples had $122.2 million in multi-family residential mortgage loans, which amounted to 15.0% of Peoples’ net loan portfolio, compared to $125.0 million, or 14.7% of Peoples’ net loan portfolio at December 31, 2005.

Nonresidential Real Estate and Land Loans.  Peoples’ nonresidential real estate and land loan portfolio primarily consists of loans secured by land for development purposes, professional offices, small retail centers, warehouses and building lots located within Peoples’ primary market area.  Nonresidential real estate and land loans amounted to $140.9 million, or 17.3% of the net loan portfolio at December 31, 2006.  This compares to $147.1 million, or 17.3% at December 31, 2005.

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

Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions as well as local economic conditions.  The Bank expects to curtail new origination of land development and acquisition loans based on the softening of the local housing market, the increase in the Bank’s nonaccrual loans and charge-offs, and to realign the portfolio due to loan concentrations.

Construction Loans.  At December 31, 2006, Peoples had approximately $234.8 million, or 28.9% of the net loan portfolio, in construction loans, compared to $259.2 million, or 30.4% of the total loan portfolio at December 31, 2005.  Of this amount at December 31, 2006, $104.7 million, or 44.6%, consisted of residential construction loans and $130.1 million, or 55.4%, consisted of nonresidential construction loans.  The construction loans of Peoples are comprised of loans made to builders on a pre-sold basis, as well as  to builders for homes on an unsold or speculative basis.  Peoples’ construction loans to builders are generally made with a term not to exceed twelve months.  Interest-only payments are required during the construction period, which is typically twelve months.  Peoples generally limits the number of unsold homes under construction to its builders. This number is dependent on the financial strength of the builder, marketability of the property and the Bank’s experience with and present exposure to the builder.  In addition, loans made to borrowers to construct their personal residences are originated at one closing as a construction/permanent loan.

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

Commercial Loans.  Peoples’ commercial loans consist primarily of secured and unsecured lines of credit predominantly to builders and developers for working capital purposes, and to a lesser extent, loans secured by business equipment.  At December 31, 2006, commercial loans amounted to $30.9 million, or 3.8% of Peoples’ net loan portfolio, compared to $47.3 million, or 5.6% of the net loan portfolio at December 31, 2005.  The Bank expects to curtail new origination of commercial unsecured loans in recognition of the moderate downturn in the local housing market and the increase in the Bank’s nonaccrual loans and charge-offs.

Consumer Loans.  Peoples’ consumer and other loans consist of loans secured by deposit accounts, automobiles and stock.  At December 31, 2006, consumer and other loans amounted to $23.0 million, or 2.9% of Peoples’ net loan portfolio, compared to $24.9 million, or 2.9% of Peoples’ net loan portfolio as of December 31, 2005.

Loan Origination and Other Fees.  In addition to interest earned on loans, Peoples receives loan origination fees or “points” for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.  In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. Peoples had $2.3 million and $2.9 million of deferred loan fees at December 31, 2006 and December 31, 2005, respectively.

Contractual Principal Repayments and Interest Rates.  The following table sets forth scheduled contractual amortization of Peoples’ loans at December 31, 2006 as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.  Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	Principal Repayments Contractually Due in Year(s) Ended December 31,
								Total at
				2010-	2012-	2018-	There-	December 31,
	2007	2008	2009	2011	2017	2022	after	2006
	(In Thousands)
Mortgage loans:
Single-family residential	$91,824	$10,506	$10,515	$21,342	$60,104	$45,109	$103,946	$343,346
Multi-family residential	32,407	2,380	2,458	4,512	17,236	14,837	48,391	122,221
Nonresidential real estate and land	53,634	6,234	5,360	9,687	21,636	20,367	23,991	140,909
Construction loans	179,137	23,998	5,268	3,400	5,747	4,423	12,857	234,830
Commercial loans	28,512	631	471	685	634	—	—	30,933
Consumer loans	21,989	508	268	227	30	—	—	23,022
Total (1)	$407,503	$44,257	$24,340	$39,853	$105,387	$84,736	$189,185	$895,261

(1)                      Of the $487.8 million of loan principal payments contractually due after December 31, 2007, $169.0 million have fixed rates of interest and $318.8 million have adjustable rates of interest.

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

Real estate acquired by Peoples as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold.  Peoples had real estate owned of $333,000 and $188,000 at December 31, 2006 and December 31, 2005, respectively.

Delinquent Loans.  The following tables set forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples’ loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At December 31, 2006 60-89 Days Delinquent		At December 31, 2005 60-89 Days Delinquent		At September 30, 2005 60-89 Days Delinquent		At September 30, 2004 60-89 Days Delinquent
		Percent		Percent		Percent		Percent
		Of Loan		Of Loan		Of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Mortgage loans:
Single-family	$3,140	0.91%	$2,832.83%		$991	0.39%	$821	0.36%
Multi-family	1,699	1.39%	—	—	332	0.27%	16	0.01%
Nonresidential real estate and land	2,804	1.99%	1,646	1.12	766	0.58%	—	—
Commercial	1,377	4.45%	1,106	2.34	516	1.19%	—	—
Consumer	45	0.20%	163	,65	100	0.44%	—	—
Total	$9,065	1.01%	$5,747.61%		$2,705	0.34%	$837	0.12%

Non-Performing Assets.  The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans and other real estate owned.

	At December 31,		At September 30,
	2006	2005	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accrual loans:
Single-family residential	$7,140	$5,481	$6,674	$2,090	$1,752	$1,274
Multi-family residential	4,243	928	2,325	2,535	3,557	3,217
Nonresidential real estate and land	8,273	2,488	3,787	197	—	232
Construction loans	2,302	4,361	2,640	1,039	1,951	2,769
Commercial loans	2,028	4,759	3,220	165	—	—
Consumer loans	97	742	741	3	4	—
Total non-accrual loans	$24,083	18,758	19,387	6,029	7,264	7,492
Loans 90 days past due and accruing	1,716	—	1,266	—	—	—
Total non-performing loans	$25,799	18,758	20,653	6,029	7,264	7,492
Other real estate owned, net	333	188	207	301	1,293	97
Total non-performing assets	$26,132	$18,946	$20,860	$6,330	$8,557	$7,589
Non-performing assets to total assets	2.54%	1.82%	2.07%	0.71%	1.16%	1.30%
Non-performing loans to total loans-net	3.17%	2.20%	2.96%	1.01%	1.31%	1.49%

Nonperforming assets totaled $26.1 million, $18.9 million and $20.9 million at December 31, 2006 and 2005, and September 30, 2005, respectively.  Nonperforming assets at December 31, 2006 consisted of $7.1 million of loans secured by single-family residential real estate, $4.2 million of loans secured by multi-family residential real estate, $8.3 million of loans secured by nonresidential real estate and land, $2.3 million in construction loans, $2.1 million of commercial and consumer loans, $1.7 million of loans 90 days or more past due and still accruing, and $333,000 in foreclosed real estate. Of the $25.8 million of nonperforming loans at December 31, 2006, approximately $6.4 million were less than 30 days past due.  Over the past twelve months, the Bank has revised its methods of reviewing loans for potential weaknesses, which includes a strong emphasis on cash flow analysis. The Bank’s management believes that this proactive approach has resulted in earlier detection of loans with potential exposure.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent and nonperforming loans.  The increase in nonperforming loans was due in large part to the moderate downturn in the local housing market and resultant cash flow issues faced by local property investors.

At December 31, 2006, non-accrual loans secured by one- to four-family residential real estate consisted of $4.4 million in owner-occupied residences and $2.7 million in non-owner occupied residential real estate, each with an average balance of $67,000.  Non-accrual loans secured by multi-family residential real estate consisted of $4.2 million with an average balance of $386,000.  Two borrowers represented $3.4 million of the multi-family residential non-accrual loans, with the largest borrower owing $2.4 million. Both of these borrowers were current on these loans as of December 31, 2006.

Nonresidential real estate secured non-accrual loans total $8.3 million at December 31, 2006.  The average balance of these 22 loans was $376,000.  Approximately $3.4 million of the nonresidential real estate secured non-accrual loans were loan acquisition and development loans, with the largest borrower owing $2.4 million.  Loans secured by building lots included in the nonresidential real estate secured non-accrual loans totaled $2.7 million at December 31, 2006, and were primarily comprised of five borrowers, with the largest borrower owing $1.1 million.  Four nonresidential real estate secured non-accrual loans totaling $2.2 million were secured by commercial real estate, with the largest borrower owing $1.6 million.

Non-accrual construction loans totaled $2.3 million at December 31, 2006, with an average balance of $177,000.  Approximately $2.0 million of these construction loans are secured by one-to four-family residential real estate.  Commercial and consumer non-accrual loans totaled $2.1 million, with $2.0 million of these loans being unsecured.

If the $24.1 million of non-accruing loans of Peoples had been current in accordance with their terms during fiscal 2006, the gross income on such loans would have been approximately $2.3 million.  A total of approximately $963,000 of interest income was actually recorded by Peoples on such loans in the fiscal year ended December 31, 2006.

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

Peoples’ total classified assets at December 31, 2006 amounted to $42.1 million, with $40.8 million of assets classified as substandard, and $1.3 classified as doubtful.  The largest classified asset at December 31, 2006 was a $2.4 million loan secured by nonresidential real estate.  The remaining $39.7 million of classified assets at December 31, 2006 consisted of approximately $27.6 million of residential real estate loans, $4.1 million of commercial and consumer loans, $7.7 million of nonresidential real estate and land loans, and $333,000 of foreclosed real estate.

Approximately $31.6 million of loans were categorized as special mention by the Bank as of December 31, 2006, compared to $10.3 million at December 31, 2005.  Although these loans are not deemed classified, these loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank’s credit position.  Concerns may lie with cash flow, liquidity, leverage, collateral or industry conditions.  Over the past twelve months, the Bank has revised its methods of reviewing loans for potential weaknesses, which includes a strong emphasis on cash flow analysis. The Bank’s management believes that this proactive approach has resulted in earlier detection of loans with potential exposure.  The Bank’s management has also increased its monitoring of these loans and is working proactively with borrowers to remediate and mitigate risk associated with these loans.

Allowance for Loan Losses.  The allocation of the allowance for loan losses based on particular types of loans was as follows:

	December 31,				September 30,
	2006		2005		2005		2004
		Percent of		Percent of		Percent of		Percent of
	Balance	total loans	Balance	total loans	Balance	total loans	Balance	total loans
	(Dollars in Thousands)
Single-family residential	$4,615	25.2%	$1,328	9.88%	$2,097	15.3%	$1,100	33.7%
Multi-family residential	4,084	22.2	477	3.55	517	3.8	1,661	15.9
Nonresidential real estate and land	2,904	15.8	3,229	24.02	3,020	22.0	2,461	23.7
Construction loans	2,027	11.0	1,194	8.88	976	7.1	2,211	18.6
Commercial loans	4,551	24.8	6,688	49.75	6,587	48.1	3,122	4.9
Consumer loans	188	1.0	528	3.93	500	3.7	_470	3.2
	$18,369	100.0%	$13,444	100.0%	$13,697	100.0%	$11,025	100.0%

The allowance for loan losses is maintained by management at a level considered sufficient to cover estimated losses inherent in the existing portfolio based on prior loan loss experience, known risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time.

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

Peoples increased its allowance for loan losses in fiscal 2006 by recording a $17.5 million provision for losses on loans based on higher non-performing, classified and criticized assets for the fiscal year 2006.  The increase in such loans is primarily due to delinquent loans in the Bank’s non-owner occupied (investment property) residential loan portfolio and its acquisition, development, and construction loan portfolio.  The delinquencies in these portfolios are due primarily to the moderate downturn in the local economy and resultant cash flow issues faced by local property investors and developers.  As a result, the Company currently expects to curtail its acquisition and development lending, one- to four-family residential investment lending, and unsecured commercial lending.  While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Future adjustments to the allowance could significantly affect future net earnings.

As previously stated, over the past five years, the Bank had increased originations of  multi-family residential loans, non-residential real estate and land loans, construction loans, commercial loans and consumer loans.  Correspondingly, the allowance for loan losses has increased from $7.7 million or 1.4% of total loans at September 30, 2002 to $18.4 million or 2.1% of total loans at December 31, 2006.

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2006	2005	2005	2004	2003	2002
	(Dollars in Thousands)
Allowance at beginning of period	$13,444	$13,697	$11,025	$9,744	$7,656	$3,662
Increase due to Kenwood acquisition	—	—	—	—	—	276
Increase due to Peoples Federal acquisition	—	907	—	—	—	—
Increase due to Mercantile acquisition	302	—	—	—	—	—
Provision for losses on loans	17,450	900	3,600	3,600	4,198	5,265
Charge-offs:
Single-family residential	(4,053)	(1,519)	(103)	(609)	(97)	—
Multi-family residential	(2,369)	(360)	(940)	(1,431)	—	—
Nonresidential real estate and land	(1,307)	(204)	—	(151)	(1,097)	—
Construction	(1,601)	—	(16)	—	(62)	—
Commercial	(1,042)	—	—	(145)	(866)	(1,547)
Consumer and other loans	(2,731)	(123)	(22)	(24)	—	—
Total charge-offs	(13,103)	(2,206)	(1,081)	(2,360)	(2,122)	(1,547)

Recoveries:
Single-family residential	78	—	9	—	12	—
Multi-family residential	9	—	140	—	—	—
Nonresidential real estate and land	—	—	—	—	—	—
Construction	1	—	—	—	—	—
Commercial	73	142	—	21	—	—
Consumer and other loans	115	4	4	20	—	—
Total recoveries	276	146	153	41	12	—
Net loans charged-off to allowance for loan losses	(12,827)	(2,060)	(928)	(2,319)	(2,110)	(1,547)
Allowance at end of period	$18,369	$13,444	$13,697	$11,025	$9,744	$7,656

Allowance for loan losses to total nonperforming loans at end of period	71.20%	71.67%	66.32%	182.87%	134.15%	102.19%
Allowance for loan losses to total loans at end of period	2.05%	1.42%	1.72%	1.64%	1.57%	1.37%

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

The following table sets forth information regarding the carrying value and fair value of Peoples’ securities at the dates indicated.

	December 31,				September 30,
	2006		2005		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities	$52,818	$52,669	$71,401	$71,024	$199,845	$199,716	$228,568	$228,085
Mutual funds	1,199	1,146	1,149	1,101	1,136	1,096	1,091	1,069
US treasuries and agencies	1,966	1,965	1,242	1,211	5,549	5,535	—	—
Municipal Securities	1,114	1,111	1,151	1,146	1,009	1,019	—	—
Other equity securities	7	8	—	—	—	—	—	—
Total	$57,104	$56,899	$74,943	$74,482	$207,539	$207,366	$229,659	$229,154
Required investment:
Federal Home Loan Bank stock	$14,024	$14,024	$13,122	$13,122	$11,871	$11,871	$10,841	$10,841

The following table sets forth the activity in Peoples’ aggregate securities portfolio during the periods indicated.

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2006	2005	2005	2004
	(In Thousands)
Securities at beginning of period	$87,604	$219,237	$239,995	$146,205
Purchases (1)	721	177	88,667	147,624
Sales of available for sale securities	(2,008)	(110,272)	(41,186)	(1,391)
Amortization of premiums and discounts	(628)	(247)	(1,768)	(1,493)
Repayments, prepayments and maturities	(22,425)	(22,482)	(76,502)	(51,489)
Securities acquired through acquisition — net	7,407	1,480	9,699	—
Increase (decrease) in unrealized gains (losses) on available-for-sale securities	252	(289)	332	539
Securities at end of period (2)	$70,923	$87,604	$219,237	$239,995

(1)                                  Includes increases in Federal Home Loan Bank stock, other stock investments, and mutual funds from purchases and dividends.

(2)                                  At December 31, 2006 and 2005, and September 30, 2005, and 2004, $67.3 million or 94.8%, $85.8 million or 97.9%, $199.6 million or 91.1%, and $228.1 million or 95.0%, respectively, of Peoples’ securities portfolio consisted of adjustable-rate securities .

The following table sets forth certain information regarding the maturities of Peoples’ security portfolio at December 31, 2006.

	Contractually Maturing
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1-5	Average	6-10	Average	Over 10	Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield
	(Dollars in Thousands)
Investment securities	$22	5.30%	$1,145	4.79%	$708	4.84%	$1,201	5.32%
Mortgage-backed securities	—	—	197	4.50	1,042	4.27	51,430	5.17
	$22	5.30%	$1,342	4.75%	$1,750	4.50%	$52,631	5.17%

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Peoples.  At December 31, 2006, Peoples had mortgage-backed securities with a fair value totaling $52.7 million.

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

Deposits.  Deposits are attracted by the Bank principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank offers traditional passbook savings accounts, money market accounts, checking accounts and certificates of deposit.

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

The following table sets forth the activity in Peoples’ deposits during the periods indicated.

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2006	2005	2005	2004
	(In Thousands)
Beginning balance	$726,629	$612,199	$472,436	$455,900
Net increase before interest credited	28,230	114,358	139,568	5,255
Interest credited	402	72	195	11,281
Net increase in deposits (including acquisitions)	28,632	114,430	139,763	16,536
Ending balance	$755,261	$726,629	$612,199	$472,436

The following table sets forth by various interest rate categories the certificates of deposit with Peoples at the dates indicated.

	December 31,		September 30,
	2006	2005	2005	2004
	(In Thousands)
0.00% to 2.99%	$8,438	$71,821	$95,437	$124,115
3.00% to 3.99%	78,277	137,292	107,399	56,156
4.00% to 4.99%	253,708	215,232	140,226	55,199
5.00% to 6.99%	158,864	17,112	18,514	25,194
7.00% to 8.99%	5	—	—	137
Total	$499,292	$441,457	$361,576	$260,801

The following table sets forth the amount and remaining maturities of Peoples’ certificates of deposit at December 31, 2006.

	Six Months And Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(In Thousands)

0.00% to 2.99%	$6,724	$429	$1,213	$35	$37
3.00% to 3.99%	31,042	11,443	24,421	11,120	251
4.00% to 4.99%	148,301	25,138	8,160	25,088	47,021
5.00% to 6.99%	27,757	130,122	136	236	613
7.00% to 8.99%	—	—	5	—	—
Total	$213,824	$167,132	$33,935	$36,479	$47,922

As of December 31, 2006, the aggregate amount of outstanding certificates of deposit at Peoples, in amounts greater than $100,000, was approximately $131.9 million.  The following table presents the maturity of these certificates of deposit at such date.

December 31, 2006
(In Thousands)
3 months or less	$37,181
Over 3 months through 6 months	18,568
Over 6 months through 12 months	49,139
Over 12 months	27,029
$131,917

The following table sets forth the dollar amount of deposits in various types of deposits offered by Peoples at the dates indicated.

	At December 31,				At September 30,
	2006		2005		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Non-interest checking accounts	$21,967	2.91%	$24,125	3.32%	$20,150	3.29%	$17,638	3.74%
Savings and checking accounts	213,139	28.22	242,593	33.39	210,590	34.40	164,415	34.80
Certificates of deposit	499,292	66.11	441,457	60.75	361,576	59.06	260,801	55.20
Money market accounts	20,863	2.76	18,454	2.54	19,883	3.25	29,582	6.26
Total	$755,261	100.00%	$726,629	100.00%	$612,199	100.00%	$472,436	100.00%

Peoples attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

The average daily deposits for the years ended December 31, 2006, September 30, 2005 and September 30, 2004, and the average rates paid on those deposits are summarized in the following table.

	For Year Ended December 31, 2006		For Year Ended September 30, 2005		For Year Ended September 30, 2004
	Average Daily Balance (000’s)	Average Rate Paid	Average Daily Balance (000’s)	Average Rate Paid	Average Daily Balance (000’s)	Average Rate Paid

Non-Interest Checking	$23,944	0.00%	$15,668	0.00%	$9,321	0.00%
Savings /Checking Accounts	230,353	2.65	190,901	2.23	151,613	1.84
Certificates of Deposits	478,148	4.30	295,636	3.61	273,428	3.03
Money Market Accounts	20,303	1.92	25,019	1.22	33,482	1.22

Total Deposits	$752,748	3.59%	$527,224	2.89%	$467,844	2.45%

Borrowings.  Peoples may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of the common stock Peoples owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  As of December 31, 2006, Peoples was permitted to borrow, subject to security pledge agreements, up to $527.4 million from the Federal Home Loan Bank of Cincinnati.  At such date, Peoples had $144.2 million of Federal Home Loan Bank advances. The Bank has used Federal Home Loan Bank advances in order to complement deposits as a funding source for loans and investments.  Of the $144.2 million of advances at December 31, 2006, $6.5 million mature in fiscal 2007.

In addition, Peoples has a line of credit with another financial institution for $17.5 million.  As of December 31, 2006, Peoples had an outstanding balance on this line of credit of $12.7 million.  This line of credit matures in December 2007.

The following table shows certain information regarding the borrowings of Peoples at or for the dates indicated:

	At or for the Year Ended December 31,	At or for the Three Months Ended December 31,	At or for the Year Ended September 30,
	2006	2005	2005	2004
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$172,073	$262,102	$296,527	$299,224
Maximum amount outstanding at any month-end during the period	$203,148	$260,564	$320,474	$327,000
Balance outstanding at end of period	$144,185	$193,132	$273,569	$324,500
Average interest rate during the period	4.10%	3.94%	3.35%	2.56%
Weighted-average interest rate at end of period	3.96%	3.89%	3.89%	2.85%

Line of Credit:
Average balance outstanding	$1,357	$—	$—	$1,100
Maximum amount outstanding at any month-end during the period	$12,700	$—	—	$1,900
Balance outstanding at end of period	$12,700	$—	—	—
Average interest rate during the period	7.84%	N/A	N/A	2.97%
Weighted-average interest rate at end of period	7.37%	N/A	N/A	N/A

Total Employees

Peoples had 217 full-time equivalent employees at December 31, 2006.  None of these employees are represented  by  a collective bargaining agent, and Peoples believes that it enjoys good relations with its personnel.

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

At December 31, 2006, the Bank exceeded all of its OTS capital requirements, with tangible, core and risk-based capital ratios of 8.5%, 8.5% and 12.6%, respectively.

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

At December 31, 2006, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with certain restrictions on its operations.  At December 31, 2006, the qualified thrift investments of  the Bank were approximately 77.8% of its portfolio assets.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2006, the Bank had $12.9 million in Federal Home Loan Bank of Cincinnati stock, which was in compliance with this requirement.   The Bank also had approximately $1.1 in Federal Home Loan Bank of Indianapolis stock, which was obtained through the acquisition of American State Bank in June 2005 and Peoples Federal in December 2005.

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

At December 31, 2006, the federal income tax reserves of the Bank included $1.4 million for which no federal income tax has been provided.  Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the recent conversion, the retained earnings of the Bank are substantially restricted.

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

Other Matters.  Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Peoples.   Peoples’ federal income tax returns for the tax years ended 2005, 2004 and 2003 are open under the statute of limitations and are subject to review by the IRS.  Peoples is currently undergoing an IRS audit for tax year 2004.

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

Item 1A. Risk Factors

Like all financial companies, the Company’s business and results of operations are subject to a number of risks, many of which are outside of the Company’s control.  In addition to the other information in this report, readers should carefully consider that the following important risk factors, among others, could materially impact the Company’s business and future results of operations.  In addition, in analyzing whether to make or continue an investment in the Company’s securities, investors should consider, among other factors, the following risk factors.

Changes in interest rates could have a material adverse effect on the financial condition and results of operation. The earnings of the Company depend substantially on the interest rate spread, which is the difference between the rates the Company earns on loans, investment securities and other interest-earning assets, and the interest rates the Company pays on deposits and borrowings.   These rates are highly sensitive to many factors beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities.  While the Company has taken measures intended to manage the risk of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk.

Regional economic changes in the Company’s markets could adversely impact results from operations.  Like all banks, the Company is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in the Company’s markets could have a negative effect on results of operations.  The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southwest Ohio and southeast Indiana area in general.  Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the southwest Ohio counties of Butler, Hamilton and Warren counties, as well as Dearborn and Ohio counties in Indiana.  The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could adversely affect the Company’s financial condition and results of operations.  Additionally, because the Company has a significant amount of loans secured by commercial, multi-family, and non-owner occupied investment properties, decreases in tenant occupancy may also have a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.  A significant decline in home values would likely lead to increased delinquencies and defaults in both consumer and home equity loans and owner-occupied residential real estate loan portfolios and result in increased losses in the portfolios.  Recently, there has been a moderate downturn in the local economy, a softening in the real estate market and a oversupply of lots, speculative homes and non-owner occupied rental units, leading to cash flow issues faced by local property investors, builders, and developers.  These issues have had a material adverse impact on the Bank’s nonaccrual loans.  At December 31, 2006, the Bank’s nonperforming loans amounted to $25.8 million, or 3.17% of total net loans.  The resolution of such nonperforming loans may substantially impact the Company’s provision for loan losses and allowance for loan losses.

New or revised tax, accounting and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations and financial condition.  The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations.  These limitations, and sources or potential liability for the violation of such laws and regulation, are described in Item 1 of Part I of this report under the heading “Business — Regulation.”  These regulations, along with the currently existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures.  These laws, regulations, rules, and standards are constantly evolving and may change significantly over time.  The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Company’s results of operations and financial condition, the effects of which are impossible to predict at this time.

Strong competition within the Company’s market area may limit profitability.  The Company faces significant competition both in attracting deposits and in the origination of loans, as described in Item 1 of Part I of this report under the heading “Business — Competition.”  Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits.  Many competitors have substantially greater financial and other resources than the Company.  Moreover, the Company may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans.  Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company.  The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.  This advantage places significant competitive pressure on the prices of loans and deposits.

Losses on a few large loans or lending relationships can cause significant volatility in earnings.  Due to the Company’s limited size, individual loan values can be large relative to the Company’s earnings for a particular period.  If a few relatively large loan relationships  become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results of that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a relatively small number of loan relationships may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio.  In each of the third and fourth quarters of 2006, the Company incurred losses on lending relationships that significantly impacted operating results for the relevant period.  As of December 31, 2006, the Bank’s nonperforming loans amounted to $25.8 million, with six borrowers owing $12.1 million, or 46.9% of the total nonperforming loans.   Nonresidential real estate secured non-accrual loans totaled $8.3 million at December 31, 2006, or 32.1% of the total nonperforming loans.

The extended disruption of vital infrastructure could negatively impact the Company’s results of operations and financial condition.  The Company’s operations depend upon, among other things, its technology and physical infrastructure, including its equipment and facilities.  Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of the Company’s control, could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations, and financial condition.  In order to mitigate some of this risk, the Company has a business continuity plan that is regularly updated and tested.

Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on the Company’s results of operations.  Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assess for impairment periodically or when impairment indicators are present.  Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes.  Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified.

The Company is a thrift holding company and its sources of funds are limited.  The Company is a thrift holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal regulation.  Cash available to pay dividends to stockholders of the Company and to service the debt of the Company is largely dependent on the receipt of dividends from the Bank. In the event that the Bank is unable to pay dividends to the Company, the Company may not be able to service the debt or pay dividends on the common stock.  Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, regulatory approval and financial condition.

Other risk factors.  The above description of risk factors is not exhaustive.   Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC.  Other factors that could also cause results to differ from our expectations may not be described in any such report or document.  Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2006, Peoples conducted its business from its main office in West Chester, Ohio and eighteen other branch offices in Hamilton and Warren counties in Ohio and Dearborn and Ohio Counties in Indiana.  The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Peoples at December 31, 2006.

		Lease	Net Book Value of Property and Leasehold Improvements at	Deposits at
	Owned or	Expiration	December 31,	December 31,
	Leased	Date	2006	2006
	(In thousands)
Main Office:
6100 West Chester Road
West Chester, Ohio 45069	Owned	N/A	$2,409	$57,118

Branch Offices:
7615 Voice of America Drive
West Chester, Ohio 45069	Owned	N/A	3,473	13,889
11 South Broadway
Lebanon, Ohio 45036	Owned	N/A	680	56,325
4825 Marburg Avenue
Cincinnati, Ohio 45209	Owned	N/A	1,555	31,969
5712 Bridgetown Road
Cincinnati, Ohio 45248	Owned	N/A	1,948	74,274
6570 Harrison Avenue
Cincinnati, Ohio 45247	Owned	N/A	1,280	41,809
7522 Hamilton Avenue
Cincinnati, Ohio 45231	Owned	N/A	1,244	63,270
4100 State Route 128
Cleves, Ohio 45002	Owned	N/A	882	19,718
1101 Columbus Avenue
Lebanon, Ohio 45036	Owned	N/A	1,335	52,129
5797 South State Route 48
Maineville, Ohio 45039	Owned	N/A	945	23,503
8350 Arbor Square Drive
Mason, Ohio 45040	Owned	N/A	1,405	24,784
3530 Springdale Road
Cincinnati, Ohio 45251	Owned	N/A	696	27,457
7200 Blue Ash Road
Cincinnati, Ohio 45236	Owned	N/A	2,526	81,163
2906-6 West US 22 & 3
Maineville, OH 45039	Leased	06/07	—	—
8001 Kenwood Road
Cincinnati, Ohio 45236	Leased	02/07	736	38,786
6945 South Liberty Drive
Liberty Township, Ohio 45044	Owned	N/A	1,725	1,056
131 Walnut Street
Lawrenceburg, Indiana 47025	Leased	02/13	102	49,666
320 Importing Street
Aurora, Indiana 47001	Owned	N/A	514	—
24128 State Line Road
Bright, Indiana 47025	Owned	N/A	335	6,895
204 Bridgeway Street
Aurora, Indiana 47001	Owned	N/A	627	74,836
330 Industrial Access Road
Rising Sun, Indiana 47040	Owned	N/A	502	16,614

Additionally, the Company had capitalized construction in progress costs totaling approximately $2.0 at December 31, 2006, and has purchased land in Warren County for $1.0 million for future expansion.

Item 3. Legal Proceedings

From time to time, the Bank and Company are involved as plaintiff or defended in various legal proceedings arising in the normal course of business.  While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial conditions or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The information required herein is incorporated by reference from page 2 of Peoples’ 2006 Annual Report to Stockholders filed as Exhibit 13 hereto (“2006 Annual Report”) and from Part III, Item 12 hereof.

(b)  Not applicable.

(c)  Not applicable.

Item 6. Selected Financial Data

The information required herein is incorporated from pages 5 and 6 of the 2006 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 7 to 18 of the 2006 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated from pages 19 and 20 of the 2006 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 23 to 63 of the 2006 Annual Report.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Peoples Community Bancorp, Inc.
West Chester, Ohio

We have audited the accompanying consolidated balance sheets of Peoples Community Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2006, the three-month period ended December 31, 2005 and for each of the two years in the period ended September 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Community Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the three-month period ended December 31, 2005 and for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Cincinnati, Ohio
March 27, 2007

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics for Executive Officers

The board of directors has adopted a code of ethics for the Company’s executive officers, including the chief executive officer, the chief operating officer and the chief financial officer.  These officers are expected to adhere at all times to this code of ethics. Failure to comply with this code of ethics is a serious offense and will result in appropriate disciplinary action.  We have posted this code of ethics on our website at www.pcbionline.com.

We will disclose on our website at www.pcbionline.com, to the extent and in the manner permitted by Item 5.05 of Form 8-K under Section 13 of the Exchange Act, the nature of any amendment to this code of ethics (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this code of ethics, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this code of ethics that has been made known to any of the executive officers noted above.

Additional information required herein is incorporated by reference from the Registrant’s Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K (“Proxy Statement”).

Item 11. Executive Compensation

The information required herein is incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2006.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options(1)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	228,723	$18.63	100,328
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	228,723	$18.63	100,328

(1)                                  Included in such number are 111,999 shares which are subject to restricted stock grants which were not vested as of December 31, 2006.  The weighted average exercise price excludes restricted stock grants.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)  The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2006 Annual Report:

Report of Registered Independent Certified Public Accountants.

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the Year Ended December 31, 2006, the Three Month Period Ended December 31, 2005, and the Years Ended September 30, 2005, and 2004.

Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2006, the Three Month Period Ended December 31, 2005, and the Years Ended September 30, 2005, and 2004.

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2006, the Three Month Period Ended December 31, 2005, and the Years Ended September 30, 2005, and 2004.

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006, the Three Month Period Ended December 31, 2005, and the Years Ended September 30, 2005, and 2004.

Notes to Consolidated Financial Statements.

    (2)   All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)  Exhibits.

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

No.	Exhibits
3.1	Articles of Incorporation of Peoples Community Bancorp, Inc. (1)
3.2	Bylaws of Peoples Community Bancorp, Inc.
4	Stock Certificate of Peoples Community Bancorp, Inc. (4)
10.1	2001 Stock Option Plan (2)
10.2	2001 Recognition and Retention Plan (2)
10.3	2004 Stock Option Plan (3)
10.4	2004 Recognition and Retention Plan (3)
10.5	Employment Agreements with each of Jerry D. Williams, Thomas J. Noe, and Teresa A. O’Quinn (4)
10.6	Employment Agreement with Stephen P. Wood (5)
10.7	Change in Control Agreement with Rick W. Wade (5)
10.8	Change in Control Agreement with Lori M. Henn
10.9	Change in Control Agreement with Fred L. Darlington
10.10	Change in Control Agreement with Jerry L. Gore (6)
13.0	Annual Report to Stockholders for the Year Ended December 31, 2006
21.0	List of Subsidiaries (See “Item I. Business - Subsidiaries” in this Form 10-K)
23.1	Consent of BKD LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(5)                                  Incorporated herein by reference to Peoples’ Current Report on Form 8-K filed with the SEC on April 27, 2006.

(6)                                  Incorporated herein by reference to Peoples’ Current Report on Form 8-K filed with the SEC on December 20, 2006.

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

/s/ Jerry D. Williams	March 28, 2007
Jerry D. Williams
President, Chief Executive
Officer and Director
(principal executive officer)

/s/ Thomas J. Noe	March 28, 2007
Thomas J. Noe
Treasurer and Director

/s/ Paul E. Hasselbring	March 28, 2007
Paul E. Hasselbring
Chairman of the Board and
Director

/s/ John E. Rathkamp	March 28, 2007
John E. Rathkamp
Director

/s/ John L. Buchanan	March 28, 2007
John L. Buchanan
Director

/s/ Donald L. Hawke	March 28, 2007
Donald L. Hawke
Director

/s/ James R. Van DeGrift	March 28, 2007
James R. Van DeGrift
Director

/s/ Nicholas N. Nelson	March 28, 2007
Nicholas N. Nelson
Director

/s/ Teresa A. O’Quinn	March 28, 2007
Teresa A. O’Quinn
Chief Financial Officer
(principal financial and accounting officer)