Form 10-Q
period 2007-03-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2007-05-14
CIK 1100983

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2007
                               ______________________________

                                   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _______________

Commission File No. 000-29949
                    _________


                       PEOPLES COMMUNITY BANCORP, INC.
_____________________________________________________________________________
            (Exact name of registrant as specified in its charter)


           Maryland                                    31-1686242
_______________________________                      ______________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


             6100 West Chester Road, West Chester, Ohio  45069
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

As of May 14, 2007, the latest practicable date, 4,829,699 shares of the registrant's common stock, $.01 par value, were issued and outstanding.





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

























                       Peoples Community Bancorp, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)

                                                                 March 31,     December 31,
ASSETS                                                             2007            2006
                                                                (Unaudited)
Cash and due from banks                                         $   18,112     $   26,272
Federal funds sold                                                  66,000         25,000
Interest-bearing deposits in other financial institutions            3,593          6,187
                                                                 _________      _________
     Cash and cash equivalents                                      87,705         57,459

Securities designated as available for sale                         53,056         56,899
Loans receivable - net                                             768,155        812,578
Office premises and equipment                                       28,268         27,879
Real estate acquired through foreclosure                               293            333
Federal Home Loan Bank stock                                        14,024         14,024
Accrued interest receivable                                          5,317          5,461
Bank-owned life insurance                                           17,273         17,093
Prepaid expenses and other assets                                    5,280          3,404
Goodwill                                                            23,911         23,911
Intangible assets                                                    5,467          5,903
Deferred federal income taxes                                        2,759          3,135
                                                                 _________      _________

     Total assets                                               $1,011,508     $1,028,079
                                                                 =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $745,395       $755,261
Advances from the Federal Home Loan Bank and other borrowings      156,181        156,885
Subordinated debentures                                             15,464         15,464
Accrued interest payable                                               657            577
Other liabilities                                                    6,567         12,276
                                                                 _________      _________
     Total liabilities                                             924,264        940,463

Commitments and contingent liabilities                                   -              -

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
   4,829,699 shares issued at March 31, 2007 and
    December 31, 2006                                                   48             48
  Additional paid-in capital                                        71,026         70,987
  Retained earnings                                                 17,259         17,929
  Shares acquired by stock benefit plan                             (1,170)        (1,212)
  Accumulated other comprehensive income (loss)                         81           (136)
                                                                 _________      _________
     Total stockholders' equity                                     87,244         87,616

                                                                 _________      _________
     Total liabilities and stockholders' equity                 $1,011,508     $1,028,079
                                                                 =========      =========

See notes to condensed consolidated financial statements.





                       Peoples Community Bancorp, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                (UNAUDITED)
                     (In thousands, except share data)


                                                            Three months ended
                                                                 March 31,
                                                              2007      2006
Interest income
  Loans                                                     $14,747    $14,975
  Mortgage-backed securities                                    562        639
  Investment securities                                          51         12
  Interest-bearing deposits and other                           729        328
                                                             ______     ______
     Total interest income                                   16,089     15,954

Interest expense
  Deposits                                                    7,335      6,062
  Borrowings                                                  1,953      2,438
                                                             ______     ______
     Total interest expense                                   9,288      8,500
                                                             ______     ______

     Net interest income                                      6,801      7,454

Provision for losses on loans                                 2,100      1,200
                                                             ______     ______

     Net interest income after
       provision for losses on loans                          4,701      6,254

Other income
  Gain on sale of loans                                           6          4
  Gain (loss) on sale of securities                               1        (26)
  Loss on sale of other assets                                  (11)       (22)
  Income from bank-owned life insurance                         180        161
  Other operating                                               605        465
                                                             ______     ______
     Total other income                                         781        582

General, administrative and other expense
  Employee compensation and benefits                          2,750      2,580
  Occupancy and equipment                                       899        890
  Franchise taxes                                               255        302
  Data processing                                               291        196
  Amortization of intangibles                                   436        348
  Other operating                                             1,114        855
                                                             ______     ______
     Total general, administrative and other expense          5,745      5,171
                                                             ______     ______

     Earnings (loss) before income taxes                       (263)     1,665

Federal income taxes
  Current                                                     1,418        711
  Deferred                                                   (1,555)      (200)
                                                             ______     ______
Total federal income tax expense (benefit)                     (137)       511
                                                             ______     ______

     NET EARNINGS (LOSS)                                     $ (126)   $ 1,154
                                                              =====     ======

     EARNINGS (LOSS) PER SHARE
       Basic                                                  $(.03)      $.26
                                                               ====        ===

       Diluted                                                $(.03)     $ .26
                                                               ====       ====

DIVIDENDS PER SHARE                                           $ .15      $ .15
                                                               ====       ====

See notes to condensed consolidated financial statements.


                       Peoples Community Bancorp, Inc.

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                 (In thousands)



                                                          For the three months
                                                             ended March 31,
                                                              2007      2006

Net earnings (loss)                                          $(126)    $1,154

Other comprehensive income (loss), net of tax:

 Unrealized holding gains (losses) on securities during
 the period, net of tax effects (benefits) of $112 and
 $(45) for the respective periods.                             218        (87)

 Reclassification adjustment for realized losses (gains)
 included in earnings, net of tax effects of $0 and $9
 for the respective periods                                     (1)        17
                                                              ____      _____


Comprehensive income                                         $  91     $1,084
                                                              ====      =====

Accumulated other comprehensive income (loss)                $  81     $ (374)
                                                              ====      =====
























See notes to condensed consolidated financial statements.




                                 Peoples Community Bancorp, Inc.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                               For the three months ended March 31,
                                         (In thousands)

                                                                           2007         2006
Cash flows provided by (used in) operating activities:
  Net earnings (loss) for the period                                      $ (126)     $ 1,154
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on securities                      81          196
    Amortization of deferred loan origination fees and premiums              (97)        (346)
    Amortization of mortgage servicing rights                                 50           -
    Amortization of premiums and discounts on borrowings                      32           42
    Amortization of premiums and discounts on deposits                       (10)        (200)
    Expense of stock benefit plans                                            81           94
    Amortization of other intangible assets                                  436          348
    Depreciation                                                             341          366
    Provision for losses on loans                                          2,100        1,200
    Federal Home Loan Bank stock dividends                                     -         (165)
    Investment securities dividends                                          (13)         (12)
    Income from bank-owned life insurance                                   (180)        (161)
    Undistributed income from investment in Columbia                           -           48
    Loss (gain) on sale of securities                                         (1)          26
    Loss on sale of office equipment, branch premises, and deposits            -           21
    Loss on foreclosed real estate                                             11          -
    Gain on sale of loans                                                      (6)         (3)
    Proceeds from sale of loans in the secondary market                       485         335
    Loans originated for sale in the secondary market                        (479)       (331)
Increase (decrease) in cash, due to changes in:
     Accrued interest receivable                                              144         (36)
     Prepaid expenses and other assets                                       (371)        285
     Accrued interest payable and other liabilities                        (6,740)        605
                                                                           ______       _____

              Net cash provided by (used in) operating activities          (4,262)      3,466

Cash flows provided by (used in) investing activities:
  Principal repayments on investment securities and mortgage-backed
    securities                                                              4,096       7,684
  Proceeds from sale of investment securities and mortgage-backed
    securities designated as available for sale                                 9         266
  Proceeds from the sale of loans and loan participations                  19,018          -
  Sale of office premises and equipment                                        -            5
  Principal repayments (disbursements) on loans - net                      23,402     (14,912)
  Purchase of office premises and equipment                                  (730)     (1,521)
  Proceeds from sale of real estate acquired through foreclosure               29          -
  Redemption of Federal Home Loan Bank stock                                   -          473
                                                                           ______      ______

     Net cash provided by (used in) investing activities                   45,824      (8,005)
                                                                           ______      ______

     Net cash provided by (used in) operating and investing activities
       (balance carried forward)                                           41,562      (4,539)

See notes to condensed consolidated financial statements.




                                Peoples Community Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                          (UNAUDITED)
                             For the three months ended March 31,
                                         (In thousands)


                                                                             2007        2006

     Net cash provided by (used in) operating and investing activities     $41,562     $(4,539)
       (balance brought forward)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                               (9,856)     25,658
  Proceeds from Federal Home Loan Bank advances and other borrowings         1,300      21,000
  Repayment of Federal Home Loan Bank advances and other borrowings         (2,036)    (29,000)
  Proceeds from exercise of stock options                                       -           28
  Dividends paid on common stock                                              (724)       (664)
                                                                           _______     _______

     Net cash provided by (used in) financing activities                   (11,316)     17,022
                                                                           _______     _______

Net increase in cash and cash equivalents                                   30,246      12,483

Cash and cash equivalents at beginning of period                            57,459      21,558
                                                                            ______     _______

Cash and cash equivalents at end of period                                 $87,705     $34,041
                                                                            ======      ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Federal income taxes                                                   $    -     $     -
                                                                            ======     =======

    Interest on deposits and borrowings                                    $ 9,208    $  8,243
                                                                            ======     =======


Supplemental disclosure of noncash investing activities:

  Transfers from loans to real estate acquired through foreclosure         $    -     $    777
                                                                            ======     =======










See notes to condensed consolidated financial statements.







               Peoples Community Bancorp, Inc.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   For the three month periods ended March 31, 2007 and 2006


1.  Basis of Presentation
    _____________________

The condensed consolidated statement of financial condition as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three-month periods ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.  Business Combinations & Other Material Financial Transactions
    _____________________________________________________________

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


4.  Allowance for Loan Loss
    _______________________

The following table sets forth the activity in the allowance for loans losses during the periods indicated.

                                   Three Months Ended   Three Months Ended
                                     March 31, 2007       March 31, 2006
                                   __________________   __________________

Allowance at beginning of period         $18,369             $13,444
Provision for losses on loans              2,100               1,200
Charge-offs                               (8,379)               (776)
Recoveries                                 1,266                  97
                                          ______              ______

Allowance at end of period               $13,356             $13,965
                                          ======              ======






                  Peoples Community Bancorp, Inc.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three month periods ended March 31, 2007 and 2006


5.  Earnings Per Share
    __________________

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 52,336 and 61,879 unallocated ESOP shares as of March 31, 2007 and 2006, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and Management Recognition Plan
("MRP").   The computations were as follows:


                                       For the three months ended
                                                 March 31,
                                           2007           2006

Weighted-average common shares
  outstanding (basic)                    4,775,509      4,361,265
Dilutive effect of assumed exercise
  of stock options and MRP                       -         27,686

Weighted-average common shares           _________      _________
outstanding (diluted)                    4,775,509      4,388,951
                                         =========      =========


Options to purchase 45,250 shares of common stock and MRP awards of 13,368 shares at a weighted-average price of $23.21 were outstanding at March 31, 2006, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.


6.   Income Taxes
     ____________

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007.

The adoption of FIN 48 resulted in reclassification of $1.3 million in deferred tax liabilities and the establishment of a $1.1 million unrecognized tax liability related to federal income tax matters, resulting in an $180,000 increase to the beginning balance of retained earnings. There was no impact on the results of operations of the Company. The unrecognized tax liability has not increased during the
quarter ended March 31, 2007.   The Company has not accrued any
interest and penalties related to these uncertain tax positions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for years ending December 31, 2003 through 2006.












                  Peoples Community Bancorp, Inc.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three month periods ended March 31, 2007 and 2006


7.  Effects of Recent Accounting Pronouncements
    ___________________________________________

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy.
While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

In September 2006, the EITF reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement of Split-Dollar Life Insurance Arrangements. The consensus requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. If the policy holder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Option 12, as appropriate. This approach requires the policyholder to gain a clear understanding of the benefit being provided by the policyholder to its employee given that it is this benefit that is being recognized as a liability. If this consensus is ratified by the FASB, it will be applicable in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting Issue No. 06-4 and the impact it will have on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company as of January 1, 2008, as the Company has not elected early adoption. The Company will analyze the effects of the interpretation for adoption effective January 1, 2008, but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.






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

Mortgage Servicing Rights. Mortgage servicing rights are recognized as separate assets regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.


                   Peoples Community Bancorp, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)


The mortgage servicing rights recorded by the Company were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value of the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

The capitalized mortgage servicing rights and capitalized excess servicing receivables are amortized in proportion to and over the period of estimated net servicing income and assessed for impairment. Impairment is measured based on fair value. The valuation of mortgage servicing rights is influenced by market factors, including servicing volumes and market prices, as well as management's assumptions regarding mortgage prepayment speeds and interest rates. Management utilizes periodic third-party valuations by qualified market professionals to evaluate the fair value of its capitalized mortgage servicing assets.

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







               Peoples Community Bancorp, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2006 to
March 31, 2007
___________________________________________________________________

At March 31, 2007, the Company's assets totaled $1.0 billion, a decrease of $16.6 million, or 1.6%, compared to total assets at December 31, 2006. The decrease in assets was primarily due to a decrease in loans receivable of $44.4 million and a decrease of $3.8 million in mortgage-backed securities and other investment securities, which was partially offset by an increase in cash and cash equivalents of $30.2 million.

Cash and cash equivalents increased by $30.2 million, or 52.6%, from the December 31, 2006 level, to a total of $87.7 million at March 31, 2007. The increase in liquid assets as of March 31, 2007 was a result of future cash flow requirements and the current favorable interest rate environment for short-term investments. At March 31, 2007, $66.0 million was invested in federal funds, an increase of $41.0 million from December 31, 2006.

Investment securities and mortgage-backed securities totaled $53.1 million at March 31, 2007, a decrease of $3.8 million, or 6.8%, compared to December 31, 2006, primarily due to principal repayments received during the three months ended March 31, 2007.

Loans receivable totaled $768.2 million at March 31, 2007, a decrease of $44.4 million, or 5.5%, over the December 31, 2006 levels. During the period, the Bank sold approximately $25.9 million of loans, which included classified, criticized and non-performing loans, and recorded a $7.3 million charge to the allowance for loan loss related to such sale. Loan disbursements totaled $46.9 million during the three month period ended March 31, 2007, and were offset by principal repayments of $70.3 million. The loan disbursements were comprised of $25.0 million of loans secured by one-to four-family residential real estate, $5.0 million of loans secured by multi-family real estate, $11.4 million of loans secured by commercial real estate and land, and $5.5 million in commercial lines of credit and other loans, which included $3.7 million of advances on existing unsecured commercial lines of credit.

The allowance for loan losses totaled $13.4 million at March 31, 2007, compared to $18.4 million at December 31, 2006. Due primarily to the level of internally classified and nonperforming loans, significant charge-offs during the quarter, the moderate downturn in the local economy, and the relative credit risk of the loan portfolio, $2.1 million was added to the allowance through the provision for losses on loans during the three months ended March 31, 2007. Approximately $8.4 million of loans were charged-off during the three-month period. The charged-off loans were comprised of $4.2 million in loans secured by one-to-four-family residential real estate, $3.6 million in loans secured by multi-family residential real estate, $516,000 in loans secured by commercial real estate and land, and $68,000 in commercial and consumer loans. The level of charged-off loans during the three months ended March 31, 2007 was primarily due to real estate investors and developers experiencing financial difficulties.

Nonperforming loans decreased from $25.8 million, or 3.2% of net loans at December 31, 2006, to $18.0 million, or 2.3% of net loans at March 31, 2007. Nonperforming loans at March 31, 2007 consisted of approximately $1.0 million of one-to-four family residential loans, $5.4 million of one-to four family investment residential loans, $2.9 million of multi-family residential loans, $5.8 million of loans secured by commercial real estate and land and $2.9 million of commercial and consumer loans.

The Bank's classified assets decreased by $16.2 million, or 38.5%, to a total of $25.9 million at March 31, 2007, compared to $42.1 million at December 31, 2006. Classified residential real estate loans decreased by $12.2 million, or 44.2%, during the period to a total of $15.4 million, while classified non-residential real estate and land loans decreased by $3.3 million, or 32.7%, during the period to a
total of $6.8 million.   Classified commercial and other loans
decreased by $600,000, or 14.7%, during the period to a total of $3.5 million, and foreclosed real estate decreased by $40,000 to $293,000.




                 Peoples Community Bancorp, Inc.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2006 to March 31, 2007 (continued)
___________________________________________________________________

The allowance for loan losses represented 1.7% and 2.2% of total loans, net of undisbursed funds, at March 31, 2007 and December 31, 2006, and 74.1% and 71.2% of nonperforming loans at March 31, 2007 and December 31, 2006, respectively. Although management believes that the allowance for loan losses at March 31, 2007 was appropriate based upon the available facts and circumstances at such time, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations. In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to recognize additions to such allowance based on their judgments about information available to them at or subsequent to the time of their examination.

Deposits totaled $745.4 million at March 31, 2007, a decrease of $9.9 million, or 1.3%, over December 31, 2006 levels. Checking and savings deposits decreased by $6.6 million, or 2.6%, compared to balances at December 31, 2006, while certificate of deposit balances decreased by $3.3 million, or 0.7%, during the same time period. The decrease in deposit balances during the period was primarily due to the strong competitive market in the southwest Ohio and southeast Indiana regions.

Advances from the Federal Home Loan Bank and other borrowings totaled $156.2 million at March 31, 2007, a decrease of $704,000, or 0.4%, compared to December 31, 2006 totals. Proceeds from repayments of investment securities and loan sales were partially utilized to make scheduled payments on the advances during the period.

Stockholders' equity totaled $87.2 million, or 8.6% of total assets, at March 31, 2007, a decrease of $372,000, or 0.4%, from December 31,
2006 levels.   The decrease resulted primarily from dividends paid of
$724,000 during the three-month period and the net loss of $126,000, which was partially offset by the amortization effects of stock benefit plans totaling $81,000, an adjustment of $180,000 in conjunction with the adoption of FIN 48, and a $217,000 change, net of taxes, in unrealized gains on available for sale securities. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2007, Peoples Community Bank continued to meet all applicable regulatory capital requirements and was categorized as well-capitalized under the regulatory framework for prompt corrective action.


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2007 and 2006
_________________________________________________________________

General
_______

The Company recorded a net loss of $126,000 for the three months ended March 31, 2007, compared to $1.2 million of net earnings reported for the same period in 2006. The decrease in earnings was primarily due to an increase in provision for losses on loans of $900,000, an increase of $574,000, or 11.1%, in general, administrative and other expense, and a $653,000, or 8.8%, decrease in net interest income, partially offset by a $199,000, or 34.2%, increase in other income, and a $648,000 decrease in provision for federal income taxes.











                 Peoples Community Bancorp, Inc.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2007 and 2006 (continued)
__________________________________________________________________

Net Interest Income
___________________

Interest income on loans decreased by $228,000, or 1.5% during the three-month period ended March 31, 2007, compared to the 2006 period, due primarily to a $36.0 million, or 4.2%, decrease in the average portfolio balance outstanding, partially offset by a 19 basis point increase in the weighted-average yield, to 7.20% for the 2007 period. The decrease in the average balance was primarily due to loan repayments of $70.3 million during the quarter, partially offset by loan originations of $46.9 million. Loan sales totaling $25.9 million were recorded at the end of March 2007. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans.

Interest income on mortgage-backed securities decreased by $77,000, or 12.1%, during the 2007 quarter compared to the same period in 2006, due primarily to a $35.4 million, or 41.0%, decrease in the average balance outstanding, partially offset by a 145 basis point increase in the weighted-average yield, to 4.41% in the 2007 period. The decrease in the average balance was primarily due to principal repayments, while the increase in the yield was primarily due to upward adjustments on the variable rate mortgage-backed securities.

Interest income on investment securities and interest-bearing deposits and other increased by $440,000, or 129.4%, due primarily to a $33.9 million, or 136.1%, increase in the average balance outstanding for the 2007 period, partially offset by a decrease of 15 basis points in the weighted-average yield. The increase in the average balance was a result of an increase in liquid assets due to future cash flow requirements and the continuing favorable interest rate environment for short-term investments, as compared to long-term investments. At March 31, 2007, federal funds sold totaled $66.0 million, compared to $13.0 million at March 31, 2006.

Interest expense on deposits increased by $1.3 million, or 21.0%, primarily due to an increase of $22.6 million, or 3.2%, in the average balance of deposits outstanding period to period, coupled with a 59 basis point increase in the weighted-average cost of deposits, to 4.06%. The increase in the average balance was primarily due to approximately $48.7 million in deposits obtained in the acquisition of Mercantile Financial Corporation in June 2006. Interest expense on borrowings decreased by $485,000, or 19.9%, due primarily to a $61.8 million, or 26.6%, decrease in the average balance of borrowings outstanding period to period, which was partially offset by a 38 basis point increase in the average cost of borrowings, to 4.58% for the 2007 period. Proceeds from mortgage-backed security repayments and loan sales were partially utilized to make repayments on borrowings. The increases in the average cost of both deposits and borrowings were due primarily to the increase in the market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $653,000, or 8.8%, to a total of $6.8 million for the three months ended March 31, 2007, compared to the same period in 2006. The interest rate spread decreased to 2.77% for the three months ended March 31, 2007, from 2.96% for the comparable 2006 period, while the net interest margin decreased to 2.93% for the three months ended March 31, 2007, compared to 3.09% for the same period in 2006. The net interest rate spread and net interest margin for the three months ended March 31, 2007 increased 12 basis points and 13 basis points, respectively, as compared to the three months ended December 31, 2006.









                 Peoples Community Bancorp, Inc.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2007 and 2006 (continued)
_________________________________________________________________

Provision for Losses on Loans
_____________________________

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank's determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $2.1 million and $1.2 million for the three-month periods ended March 31, 2007 and 2006, respectively. The provision recorded during the three-month period ended March 31, 2007 was predicated primarily upon the moderate downturn in the local economy, the level of charge-offs in 2007, and the relative credit risk of the loan portfolio.

Other Income
____________

Other income totaled $781,000 for the three months ended March 31, 2007, an increase of $199,000, or 34.2%, compared to the $582,000 recorded for the same period in 2006. The increase was primarily due to an increase of $140,000, or 30.1%, in other operating income due to an increase in deposit and loan fees, as well as a decrease of $40,000 in losses on sale of securities, loans and other assets.

General, Administrative and Other Expense
_________________________________________

General, administrative and other expense totaled $5.7 million for the three months ended March 31, 2007, an increase of $574,000, or 11.1%, compared to the same period in 2006. This increase resulted primarily from an increase of $170,000, or 6.6%, in employee compensation and benefits, an increase of $9,000, or 1.0%, in occupancy and equipment, an increase of $95,000, or 48.5%, in data processing expense, and an increase of $259,000, or 30.3%, in other operating expense, partially offset by a decrease of $47,000, or 15.6%, in franchise taxes.

The increase in employee compensation and benefits was due primarily to an increase in personnel from the acquisition of Mercantile in June 2006 and an increase in the costs of benefits. The number of employees increased from 192 to 203, or 5.7%, from March 31, 2006 to March 31, 2007. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's acquisition and branch expansions in 2006 and 2007. An increase in data processing expenses was primarily due to an increase in the number of deposit and loan accounts, additional services being utilized by customers, and a general pricing increase. Increases in other operating expense was due primarily to an increase in professional costs, included commissions on loan sales and legal expenses, and other operating costs associates with the Company's acquisition and branch expansions.

Federal Income Taxes
____________________

The Company recorded a credit for federal income taxes totaling $137,000 for the three months ended March 31, 2007, compared to a provision of $511,000 for the same period in 2006, primarily due to the fluctuation in earnings and loss between the periods. The Company's effective tax rate was 30.7% for the three-month period ended March 31, 2006, which reflected the effect of a nontaxable increase in the cash surrender value of bank-owned life insurance.





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


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         __________________________________________________________

There has been no material change in the Company's market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.


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





                   Peoples Community Bancorp, Inc.


                              PART II

ITEM 1.   Legal Proceedings
          _________________

          At March 31, 2007, other than the legal proceedings occurring in the ordinary course of business, the Company and its subsidiaries were not involved in any material proceedings. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 1A.  Risk Factors
          ____________

          There have been no material changes in the risk factors set forth in Part 1, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          _______________________________

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

          Not applicable.

ITEM 5.   Other Information
          _________________

          Not applicable.

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





Date:  May 14, 2007                    By: /s/Jerry D. Williams
      ________________________             ________________________
                                           Jerry D. Williams
                                           President




Date:  May 14, 2007                    By: /s/Teresa A. O'Quinn
      ________________________             ________________________
                                           Teresa A. O'Quinn
                                           Chief Financial Officer



















