Form 10-Q/A
period 2007-03-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2007-06-27
CIK 1100983

FORM 10-Q/A
                          (Amendment No. One)

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

As of May 14, 2007, 4,829,699 shares of the registrant's common stock, $.01 par value, were issued and outstanding.





                     EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on May 30, 2007 (the "Original Report"), and is being filed to revise Exhibit 32.1 and Exhibit 32.2. The date of the quarter referenced in Exhibit 32.1 and Exhibit 32.2 should have been March 31, 2007.

     This Amendment contains the complete text of the original report with the corrected information appearing in Exhibit 32.1 and Exhibit 32.2.

     This Amendment to our Original Report continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in the Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Report.






















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

            31.2 Written statement of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

            32.1 Written statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

            32.2 Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350









                              SIGNATURES
                              __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  June 26, 2007                    By: /s/Jerry D. Williams
      ________________________             ________________________
                                           Jerry D. Williams
                                           President




Date:  June 26, 2007                    By: /s/Teresa A. O'Quinn
      ________________________             ________________________
                                           Teresa A. O'Quinn
                                           Chief Financial Officer



















