Form 10-Q
period 2007-06-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2007-08-13
CIK 1100983

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007
                               _______________________________________________

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

Yes [ ] No  [X]

As of August 10, 2007, 4,838,964 shares of the registrant's common stock, $.01 par value, were issued and outstanding.



                       Peoples Community Bancorp, Inc.

                                    INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

          Condensed Consolidated Statements of Financial Condition          4

          Condensed Consolidated Statements of Operation                    5

          Condensed Consolidated Statements of Comprehensive Income (Loss)  6

          Condensed Consolidated Statements of Cash Flows                   7

          Notes to Consolidated Financial Statements                        9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        13

PART II - OTHER INFORMATION                                                22

SIGNATURES                                                                 23





















                         Peoples Community Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                   June 30,   December 31,
ASSETS                                                               2007         2006
                                                                 (Unaudited)
Cash and due from banks                                          $   16,751   $   26,272
Federal funds sold                                                  116,000       25,000
Interest-bearing deposits in other financial institutions             4,936        6,187
                                                                  ---------    ---------
     Cash and cash equivalents                                      137,687       57,459

Securities designated as available for sale                          47,191       56,899
Loans receivable - net                                              731,346      812,578
Loans held for sale                                                   3,541          -
Office premises and equipment                                        28,198       27,879
Real estate held for sale                                               512          -
Real estate acquired through foreclosure                                167          333
Federal Home Loan Bank stock                                         14,024       14,024
Accrued interest receivable                                           5,036        5,461
Bank-owned life insurance                                            17,458       17,093
Prepaid expenses and other assets                                     5,255        3,404
Goodwill                                                             23,911       23,911
Intangible assets                                                     5,031        5,903
Deferred federal income taxes                                         1,823        3,135
                                                                  ---------    ---------

     Total assets                                                $1,021,180   $1,028,079
                                                                  =========    =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                           $756,410     $755,261
Advances from the Federal Home Loan Bank and other borrowings       155,971      156,885
Subordinated debentures                                              15,464       15,464
Accrued interest payable                                                638          577
Other liabilities                                                     6,264       12,276
                                                                  ---------    ---------
     Total liabilities                                              934,747      940,463

Commitments and contingent liabilities                                  -            -

Stockholders' equity
  Common stock - 15,000,000 shares of $.01 par value authorized;
   4,838,964 and 4,829,699 shares issued at June 30, 2007 and
    December 31, 2006, respectively                                      48           48
  Additional paid-in capital                                         71,409       70,987
  Retained earnings                                                  16,060       17,929
  Shares acquired by stock benefit plan                              (1,128)      (1,212)
  Accumulated other comprehensive income (loss)                          44         (136)
                                                                  ---------    ---------
     Total stockholders' equity                                      86,433       87,616
                                                                  ---------    ---------

     Total liabilities and stockholders' equity                  $1,021,080   $1,028,079
                                                                  =========    =========

See notes to condensed consolidated financial statements.


                              Peoples Community Bancorp, Inc.

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                             (In thousands, except share data)

                                                         Six months ended     Three months ended
                                                              June 30,              June 30,
                                                          2007       2006       2007        2006
Interest income
  Loans                                                 $28,612    $30,574    $13,864     $15,599
  Mortgage-backed securities                              1,115      1,265        553         626
  Investment securities                                     102         85         51          49
  Interest-bearing deposits and other                     2,203        756      1,475         452
                                                         ------     ------     ------      ------
     Total interest income                               32,032     32,680     15,943      16,726

Interest expense
  Deposits                                               14,946     12,819      7,611       6,757
  Borrowings                                              3,933      4,726      1,980       2,288
                                                         ------     ------     ------      ------
     Total interest expense                              18,879     17,545      9,591       9,045
                                                         ------     ------     ------      ------

     Net interest income                                 13,153     15,135      6,352       7,681

Provision for losses on loans                             4,200      2,700      2,100       1,500
                                                         ------     ------     ------      ------
     Net interest income after
       provision for losses on loans                      8,953     12,435      4,252       6,181

Other income
  Gain on sale of loans                                       6          4        -           -
  Gain (loss) on sale of securities                           1        (26)       -           -
  Loss on sale of other assets                              (56)       (46)       (45)        (23)
  Income from bank-owned life insurance                     365        328        185         167
  Other operating                                         1,337      1,015        732         549
                                                         ------     ------     ------      ------
     Total other income                                   1,653      1,275        872         693

General, administrative and other expense
  Employee compensation and benefits                      5,352      5,140      2,602       2,560
  Occupancy and equipment                                 1,773      1,742        874         852
  Franchise taxes                                           510        604        255         302
  Data processing                                           595        445        303         249
  Amortization of intangibles                               872        696        436         348
  Other operating                                         2,296      1,938      1,182       1,083
                                                         ------     ------     ------      ------
     Total general, administrative and other expense     11,398     10,565      5,652       5,394
                                                         ------     ------     ------      ------

     Earnings (loss) before income taxes                   (792)     3,145       (598)      1,480

Federal income taxes
  Current                                                (2,903)     3,036     (1,192)      2,325
  Deferred                                                2,531     (2,076)       959      (1,876)
                                                         ------     ------     ------      ------
Total federal income tax expense (benefit)                 (372)       960       (233)        449
                                                         ------     ------     ------      ------

NET EARNINGS (LOSS)                                    $   (420)  $  2,185    $  (295)   $  1,031
                                                         ======     ======     ======      ======
EARNINGS (LOSS) PER SHARE
  Basic                                                 $ (0.09)   $  0.50     $ (.06)    $  0.23
                                                         ======     ======     ======      ======
  Diluted                                               $ (0.09)   $  0.49     $ (.06)    $  0.23
                                                         ======     ======     ======      ======
DIVIDENDS PER SHARE                                     $  0.30    $  0.30     $ 0.15     $  0.15
                                                         ======     ======     ======      ======


See notes to condensed consolidated financial statements.

                    Peoples Community Bancorp, Inc.

   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                              (UNAUDITED)
                            (In thousands)

                                                          For the six months   For the three months
                                                            ended June 30,        ended June 30,
                                                             2007     2006         2007    2006
Net earnings (loss)                                         $(420)   $2,185       $(295)  $1,031

Other comprehensive income (loss), net of tax:

  Unrealized holding gains (losses) on securities during
  the period, net of tax effects (benefits) of $93, $(122),
  $(19), and $(77) for the respective periods                 181      (237)        (37)    (150)

  Reclassification adjustment for realized losses (gains)
  included in earnings, net of tax effects of $0, $9,
  $0 and $0 for the respective periods                         (1)       17           0        0
                                                             ----     -----        ----    -----

Comprehensive income (loss)                                 $(240)   $1,965       $(332)  $  881
                                                             ====     =====        ====    =====

Accumulated other comprehensive income (loss)               $  44    $ (524)      $  44   $ (524)
                                                             ====     =====        ====    =====






















See notes to condensed consolidated financial statements.



                    Peoples Community Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                   For the six months ended June 30,
                            (In thousands)

                                                                          2007        2006
Cash flows provided by (used in) operating activities:
  Net earnings (loss) for the period                                  $   (420)  $    2,185
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on securities                   111          375
    Amortization of deferred loan origination fees and premiums            (92)        (802)
    Amortization of mortgage servicing rights                              141          -
    Amortization of premiums and discounts on borrowings                    78           81
    Amortization of premiums and discounts on deposits                      27         (327)
    Expense of stock benefit plans                                         229          408
    Amortization of other intangible assets                                872          696
    Depreciation                                                           675          722
    Provision for losses on loans                                        4,200        2,700
    Federal Home Loan Bank stock dividends                                 -           (343)
    Investment securities dividends                                        (26)         (24)
    Income from bank-owned life insurance                                 (365)        (328)
    Undistributed income from investment in Columbia                       -             48
    Loss (gain) on sale of securities                                       (1)          26
    Loss on sale of office equipment, branch premises, and deposits        -             21
    Gain on sale of real estate                                            (18)         -
    Loss on foreclosed real estate                                          74           25
    Gain on sale of loans                                                   (6)          (4)
    Proceeds from sale of loans in the secondary market                    485          335
    Loans originated for sale in the secondary market                     (479)        (331)
Increase (decrease) in cash, due to changes in:
     Accrued interest receivable                                           425         (217)
     Prepaid expenses and other assets                                     548         (877)
     Accrued interest payable and other liabilities                     (7,045)        (177)
                                                                         -----        -----
              Net cash provided by (used in) operating activities         (587)       4,192

Cash flows provided by (used in) investing activities:
  Principal repayments on investment securities and mortgage-backed
      securities                                                         9,888       13,318
  Proceeds from sale of investment securities and mortgage-backed
      securities designated as available for sale                            9          266
  Proceeds from the sale of loans and loan participations               23,697        4,803
  Sale of office premises and equipment                                    -            297
  Principal repayments (disbursements) on loans  - net                  49,886       (8,610)
  Purchase of office premises and equipment                             (1,506)      (1,920)
  Proceeds from sale of real estate acquired through foreclosure            92          810
  Redemption of Federal Home Loan Bank stock                               -            473
  Cash received in acquisition of Mercantile Financial Corp. - net         -         11,211
                                                                        ------       ------

     Net cash provided by investing activities                          82,066       20,648
                                                                        ------       ------
     Net cash provided by operating and investing activities
       (balance carried forward)                                        81,479       24,840


See notes to condensed consolidated financial statements.

                    Peoples Community Bancorp, Inc.

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (UNAUDITED)
                   For the six months ended June 30,
                             (In thousands)

                                                                         2007       2006
     Net cash provided by operating and investing activities           $81,479    $24,840
       (balance brought forward)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                       1,164     17,906
  Proceeds from Federal Home Loan Bank advances and other borrowings     2,600     21,500
  Repayment of Federal Home Loan Bank advances and other borrowings     (3,574)   (46,500)
  Proceeds from exercise of stock options                                    7         28
  Dividends paid on common stock                                        (1,448)    (1,387)
                                                                       -------     ------
     Net cash used in financing activities                              (1,251)    (8,453)
                                                                       -------     ------
Net increase in cash and cash equivalents                               80,228     16,387

Cash and cash equivalents at beginning of period                        57,459     21,558
                                                                       -------     ------
Cash and cash equivalents at end of period                           $ 137,687   $ 37,945
                                                                       =======     ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Federal income taxes                                             $     -     $    380
                                                                        ======     ======
    Interest on deposits and borrowings                              $  18,818   $ 15,066
                                                                        ======     ======

Supplemental disclosure of noncash investing activities:

  Transfers from loans to real estate acquired through foreclosure   $     -     $    832
                                                                        ======     ======
  Common stock issued in acquisition of Mercantile Financial Corp.   $     -     $  7,700
                                                                        ======     ======







See notes to condensed consolidated financial statements.


                    Peoples Community Bancorp, Inc.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   For the six and three month periods ended June 30, 2007 and 2006

1.  Basis of Presentation
    ---------------------

The condensed consolidated statement of financial condition as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the six-month and three-month periods ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.  Business Combinations & Other Material Transactions
    ---------------------------------------------------

On June 9, 2006, the Company acquired Mercantile Financial Corporation ("Mercantile") and Peoples Community Bank ("Bank") acquired Mercantile Savings Bank which operated one branch office in Cincinnati, Ohio.
The Company paid $34.78 in cash and exchanged 43.10 shares of stock for each of the outstanding common shares of Mercantile, resulting in aggregate merger consideration of approximately $9.3 million, including acquisition costs. This acquisition complements our market area, and increases our market share and scale of operations.


3.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and Peoples Community Bank (the "Bank"), its wholly-owned subsidiary. All significant inter-company items have been eliminated.


4.  Allowance for Loan Loss
    -----------------------

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                                           Six Months Ended   Six Months Ended
                                            June 30, 2007      June 30, 2006
                                            -------------      -------------
                                                 (expressed in thousands)

Allowance at beginning of period               $18,369            $13,444
Increase due to Mercantile Financial Corp.         -                  252
Provision for losses on loans                    4,200              2,700
Charge-offs                                    (13,991)            (7,070)
Recoveries                                       1,548                141
                                                ------              -----
Allowance at end of period                     $10,126             $9,467
                                                ======              =====

                    Peoples Community Bancorp, Inc.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the six and three month periods ended June 30, 2007 and 2006

4.  Allowance for Loan Loss (continued)
    -----------------------

The allocation of the allowance for loan losses based on particular types of loans was as follows:

                                       June 30, 2007       December 31, 2006
                                       -------------       -----------------
                                              Percent of           Percent of
                                     Balance total loans Balance  total loans
                                     ------- ----------- -------  -----------
                                              (Dollars in Thousands)

Single-family residential             $2,044     20.2%    $4,615      25.2%
Multi-family residential               1,601     15.8      4,084      22.2
Nonresidential real estate and land    1,732     17.1      2,904      15.8
Construction loans                     1,510     14.9      2,027      11.0
Commercial loans                       3,144     31.1      4,551      24.8
Consumer loans                            95      0.9        188       1.0
                                      ------    -----     ------     -----
                                     $10,126    100.0%   $18,369     100.0%
                                      ======    =====     ======     =====

5.  Asset Quality
    -------------

The following tables set forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples' loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                      At June 30, 2007  At December 31, 2006  At December 31, 2005
                          60-89 Days         60-89 Days          60-89 Days
                          Delinquent         Delinquent          Delinquent
                      ----------------  --------------------  --------------------
                              Percent              Percent             Percent
                              Of Loan              Of Loan             of Loan
                      Amount  Category    Amount  Category    Amount   Category
                      ------  --------    ------  --------    ------   --------
                                (Dollars in Thousands)
Mortgage loans:
  Single-family       $5,718    1.57%    $3,140     0.91%     $2,832    0.83%
  Multi-family           871    0.72%     1,699     1.39%        -        -
  Nonresidential real
     estate and land   2,196    1.01%     2,804     1.99%      1,646    1.12%
  Commercial           1,299    5.12%     1,377     4.45       1,106    2.34%
  Consumer                 4    0.02%        45     0.20         163    0.65%
                      ------    ----      -----     ----       -----    ----
      Total          $10,088    1.35%    $9,065     1.01%     $5,747    0.61%
                      ======              =====                =====


                        Peoples Community Bancorp, Inc.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the six and three month periods ended June 30, 2007 and 2006

5. Asset Quality (continued)
   -------------

The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans and other real estate owned.

                                         At June 30,     At December 31,
                                         -----------  -------------------
                                            2007        2006        2005
                                           -----       ------      ------
                                               (Dollars in Thousands)
Non-accrual loans:
  Single-family residential              $ 4,422     $ 7,140     $ 5,481
  Multi-family residential                   849       4,243         928
  Nonresidential real estate and land      1,815       8,273       2,488
  Construction loans                       2,827       2,302       4,361
  Commercial loans                         2,203       2,028       4,759
  Consumer loans                              39          97         742
                                          ------      ------      ------
Total non-accrual loans                  $12,155     $24,083     $18,758
Loans 90 days past due and accruing          280       1,716         -
                                          ------      ------      ------
Total non-performing loans               $12,435     $25,799      18,758
Other real estate owned, net                 167         333         188
                                          ------      ------      ------
     Total non-performing assets         $12,602     $26,132     $18,946
                                          ======      ======      ======
Non-performing assets to total assets       1.23%       2.54%       1.82%
Non-performing loans to total loans-net     1.72%       3.17%       2.20%

Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest, and if collection of interest is questionable.

If the $12.2 million of non-accruing loans had been current in accordance with their terms during fiscal 2007, the gross income on such loans would have been approximately $570,000. A total of approximately $189,000 of interest income was actually recorded by Peoples on such loans in the six months ended June 30, 2007.

Information with respect to the Bank's impaired loans at and for the six months ended June 30, 2007 and the twelve months ended December 31, 2006 and December 31, 2005 is as follows:


                                                            June 30, 2007  December 31, 2006   December 31, 2005
                                                            -------------  -----------------   -----------------
                                                                             (in thousands)
Impaired loans with related allowance                          $ 7,185          $15,327               $11,446
Impaired loans with no related allowance                         3,411            5,201                   -
                                                                ------           ------                ------
   Total impaired loans                                        $10,596          $20,528               $11,446
                                                                ======           ======                ======

Allowance for losses on impaired loans                          $2,236           $2,115                $4,650
                                                                 =====            =====                 =====
Average recorded investment in impaired loans                  $15,785          $16,297                $8,903
                                                                ======           ======                 =====
Interest income recognized on impaired loans                      $179             $861                    $1
                                                                   ===              ===                     =
Interest income recognized on a cash basis on impaired loans      $179             $847                    $1
                                                                   ===              ===                     =

The allowance for impaired loans is included in the Bank's overall allowance for loan losses.

                    Peoples Community Bancorp, Inc.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the six and three month periods ended June 30, 2007 and 2006


6.  Earnings Per Share
    ------------------

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 50,461 and 60,004 unallocated ESOP shares as of June 30, 2007 and 2006, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and Management Recognition Plan
("MRP").   The computations were as follows:

                                      For the six months ended   For the three months ended
                                                June 30,                June 30,
                                           2007        2006         2007       2006
Weighted-average common shares
  outstanding (basic)                   4,776,511   4,409,976    4,777,503  4,458,665
Dilutive effect of assumed exercise
  of stock options and MRP                  -          25,066          -       23,368
                                        ---------   ---------    ---------  ---------
Weighted-average common shares
  outstanding (diluted)                 4,776,511   4,435,042    4,777,503  4,482,033
                                        =========   =========    =========  =========

Options to purchase 99,453 shares of common stock and MRP awards of 13,729 shares at a weighted-average price of $23.21 were outstanding at June 30, 2006, but were excluded from the computation of diluted earnings per share for the six month period because the exercise price was greater than the average market price of the common shares.

Options to purchase 96,088 shares of common stock and MRP awards of 30,098 shares at a weighted-average price of $21.50 were outstanding at June 30, 2006, but were excluded from the computation of diluted earnings per share for the three month period because the exercise price was greater than the average market price of the common shares.


7.  Income Taxes
    ------------

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

The adoption of FIN 48 resulted in reclassification of $1.3 million in deferred tax liabilities and the establishment of a $1.1 million unrecognized tax liability related to federal income tax matters, resulting in an $180,000 increase to the beginning balance of retained earnings as of January 1, 2007. There was no impact on the results of operations of the Company. The unrecognized tax liability has not
increased during the six months ended June 30, 2007.   The Company has
not accrued any interest and penalties related to these uncertain tax positions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for years ending December 31, 2003 through 2006.


                    Peoples Community Bancorp, Inc.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the six and three month periods ended June 30, 2007 and 2006


8.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy.
While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

In September 2006, the EITF reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement of Split-Dollar Life Insurance Arrangements. The consensus requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. If the policy holder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This approach requires the policyholder to gain a clear understanding of the benefit being provided by the policyholder to its employee given that it is this benefit that is being recognized as a liability. If this consensus is ratified by the FASB, it will be applicable in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting Issue No. 06-4 and the impact it will have on the Company's financial statements.

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


Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights and goodwill impairment. Actual results could differ from those estimates.

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


                         Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2006 to
June 30, 2007
-------------------------------------------------------------------

At June 30, 2007, the Company's assets totaled $1.0 billion, a decrease of $6.9 million, or 0.7%, compared to total assets at December 31, 2006. The decrease in assets was primarily due to a decrease of $81.2 million, or 10.0%, in loans receivable, which included loan sales of approximately $32.3 million during the period and approximately $3.5 million in loans reclassified as held for sale, substantially offset by an increase in cash and cash equivalents of $80.2 million.

Cash and cash equivalents increased by $80.2 million, or 139.6%, from the December 31, 2006 level, to a total of $137.7 million at June 30, 2007. The increase in liquid assets as of June 30, 2007 was a result of future cash flow requirements and the current favorable interest rate environment for short-term investments. At June 30, 2007, $116.0 million was invested in federal funds, an increase of $91.0 million from December 31, 2006.

Investment securities and mortgage-backed securities totaled $47.2 million at June 30, 2007, a decrease of $9.7 million, or 17.1%, compared to December 31, 2006, primarily due to principal repayments received during the six months ended June 30, 2007.

Loans receivable totaled $731.4 million at June 30, 2007, a decrease of $81.2 million, or 10.0%, compared to the December 31, 2006 levels. During the period, the Bank sold approximately $32.3 million of loans, which included classified, criticized and non-performing loans, and recorded $9.1 million in charges to the allowance for loan loss related to such sales. Also, approximately $3.5 million in loans were classified as held for sale as of June 30, 2007. Principal repayments totaled $152.8 million during the six month period ended June 30, 2007, and were partially offset by loan disbursements of $102.9 million. The loan disbursements were comprised of $55.2 million of loans secured by one-to four-family residential real estate, $11.2 million of loans secured by multi-family real estate, $25.4 million of loans secured by commercial real estate and land, and $11.1 million in commercial and consumer loans, which included $6.1 million of advances on existing unsecured commercial lines of credit. No new non-owner occupied investor loans were made during the six months ended June 30, 2007.

The allowance for loan losses totaled $10.1 million at June 30, 2007, compared to $18.4 million at December 31, 2006. Due primarily to the level of internally classified and nonperforming loans, significant charge-offs during the period, the moderate downturn in the local economy, and the relative credit risk of the loan portfolio, $4.2 million was added to the allowance through the provision for losses on loans during the six months ended June 30, 2007. Approximately $14.0 million of loans were charged-off during the six-month period. The charged-off loans were comprised of $7.8 million in loans secured by one-to four-family residential real estate (consisting primarily of non-owner occupied investor loans), $4.4 million in loans secured by multi-family residential real estate, $904,000 in loans secured by commercial real estate and land, and $883,000 in commercial and consumer loans. The level of charged-off loans during the six months ended June 30, 2007 was primarily due to real estate investors and developers experiencing financial difficulties.

Nonperforming loans decreased from $25.8 million, or 3.2% of net loans at December 31, 2006, to $12.4 million, or 1.7% of net loans at June 30, 2007. Nonperforming loans at June 30, 2007 consisted of approximately $1.8 million of one-to four-family residential loans, $3.7 million of one-to four-family investment residential loans, $2.7 million of multi-family residential loans, $1.8 million of loans secured by commercial real estate and land and $2.2 million of commercial and consumer loans. There were four loans totaling $280,000 as of June 30, 2007 that were contractually past due 90 days or more and accruing.


                         Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2006 to June 30, 2007 (continued)
-------------------------------------------------------------------

Federal regulations require that each insured savings institution classify its assets on a regular basis. There are three classifications for problem assets: "substandard," "doubtful" and "loss." The classification of the asset is based on defined weaknesses and deficiencies of the asset, as well as the possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Federal examiners may disagree with an insured institution's classifications.

The Bank's classified assets decreased by $16.6 million, or 39.4%, to a total of $25.5 million at June 30, 2007, compared to $42.1 million at December 31, 2006. Classified residential real estate loans decreased by $15.9 million, or 57.7.%, during the period to a total of $11.7 million, while classified non-residential real estate and land loans increased by $1.3 million, or 12.9%, during the period to a total of $11.4 million. Classified commercial and other loans decreased by $1.8 million, or 44.8%, during the period to a total of $2.2 million, and foreclosed real estate decreased by $166,000 to a total of $167,000. Included in total classified assets at June 30, 2007, was approximately $3.5 million in loans classified as held for
sale, which were subsequently sold on July 5, 2007.   At June 30,
2007, the Bank's Classified Assets to Capital Ratio was 26.1% compared to 41.2% as of December 31, 2006.

The allowance for loan losses represented 1.4% and 2.2% of total loans, net of undisbursed funds, at June 30, 2007 and December 31, 2006, and 83.3% and 71.2% of nonperforming loans at June 30, 2007 and December 31, 2006, respectively. Although management believes that the allowance for loan losses at June 30, 2007 was appropriate based upon the available facts and circumstances at such time, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations. In addition, the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to recognize additions to such allowance based on their judgments about information available to them at or subsequent to the time of their examination.

Deposits totaled $756.4 million at June 30, 2007, an increase of $1.1 million, or 0.2%, over December 31, 2006 levels. Checking and savings deposits decreased by $15.9 million, or 6.2%, compared to balances at December 31, 2006, while certificate of deposit balances increased by $17.0 million, or 3.4%, during the same time period. The increase in deposit balances during the period was primarily due to management's continuing focus on deposit growth through competitive pricing strategies. Proceeds from deposit growth were generally invested in federal funds.

Advances from the Federal Home Loan Bank and other borrowings totaled $156.0 million at June 30, 2007, a decrease of $914,000, or 0.6%, compared to December 31, 2006 totals. Proceeds from repayments of investment securities and loan repayments were partially utilized to make scheduled payments on the advances during the period. In July, Federal Home Loan Bank ("FHLB") exercised its right to convert $50.0 million of convertible fixed rate advances from an average rate of 4.12% to Libor. The Bank exercised its option to pay these in full with no prepayment penalty, utilizing federal funds which were yielding approximately 5.22%. Based on the current interest rate environment, it is expected that FHLB will exercise their right to convert another $50.0 million of convertible fixed rate advances with conversion dates in August 2007, which currently have an average rate of 3.65%. The Bank also plans to use federal funds to pay these advances in full at that time.

Stockholders' equity totaled $86.4 million, or 8.5% of total assets, at June 30, 2007, a decrease of $1.2 million, or 1.4%, from December
31, 2006 levels.   The decrease resulted primarily from dividends paid
of $1.4 million during the six-month period and the net loss of $420,000, which were partially offset by the amortization effects of stock benefit plans totaling $320,000, proceeds of $7,000 from the exercise of stock options, an adjustment of $179,000 in conjunction with the adoption of FIN 48 on January 1, 2007, and a $180,000 change, net of taxes, in unrealized gains on available for sale securities. The Bank is required to meet minimum capital standards promulgated by the OTS. At June 30, 2007, Peoples Community Bank continued to meet all applicable regulatory capital requirements and was categorized as well-capitalized under the regulatory framework for prompt corrective action.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2007 and 2006
----------------------------------------------------------------------

General
-------

The Company recorded a net loss of $295,000 for the three months ended June 30, 2007, compared to $1.0 million of net earnings reported for the same period in 2006. The decrease in earnings was primarily due to a $1.3 million, or 17.3%, decrease in net interest income, an increase in provision for losses on loans of $600,000 and an increase of $258,000, or 4.8%, in general, administrative and other expense, partially offset by a $682,000 decrease in provision for federal income taxes and a $179,000, or 25.8%, increase in other income.

Net Interest Income
-------------------

Interest income on loans decreased by $1.7 million, or 11.1% during the three-month period ended June 30, 2007, compared to the 2006 period, due primarily to a $110.2 million, or 12.6%, decrease in the average portfolio balance outstanding, partially offset by a 12 basis point increase in the weighted-average yield, to 7.23% for the 2007 period. The decrease in the average balance was primarily due to loan repayments of $82.5 million and loan sales of $32.3 million during the quarter, partially offset by loan originations of $56.0 million. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans.

Interest income on mortgage-backed securities decreased by $73,000 or 11.7%, during the 2007 quarter compared to the same period in 2006, due primarily to a $15.7 million, or 25.3%, decrease in the average balance outstanding, partially offset by a 73 basis point increase in the weighted-average yield, to 4.75% in the 2007 period. The decrease in the average balance was primarily due to principal repayments, while the increase in the yield was primarily due to upward adjustments on the variable rate mortgage-backed securities.

Interest income on investment securities and interest-bearing deposits and other deposits increased by $1.0 million due primarily to an $81.6 million increase in the average balance outstanding for the 2007 period, partially offset by a decrease of 22 basis points in the weighted-average yield. The increase in the average balance was a result of an increase in liquid assets due to future cash flow requirements. At June 30, 2007, federal funds sold totaled $116.0 million, compared to $14.0 million at June 30, 2006.

Interest expense on deposits increased by $854,000, or 12.6%, primarily due to a 50 basis point increase in the weighted-average cost of deposits, to 4.20%, partially offset by a decrease of $5.1 million, or 0.7%, in the average balance of deposits outstanding period to period. The decrease in the average balance was primarily due to the strong competitive market in the southwest Ohio and southeast Indiana regions. Interest expense on borrowings decreased by $308,000, or 13.5%, due primarily to a $32.2 million, or 15.8%, decrease in the average balance of borrowings outstanding period to period, which was partially offset by a 12 basis point increase in the average cost of borrowings, to 4.62% for the 2007 period. Proceeds from mortgage-backed security repayments, loan repayments, and loan sales were partially utilized to make repayments on borrowings. The increases in the average cost of both deposits and borrowings were due primarily to the increase in the market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $1.3 million, or 17.3%, to a total of $6.4 million for the three months ended June 30, 2007, compared to the same period in 2006. The interest rate spread decreased to 2.59% for the three months ended June 30, 2007, from 2.98% for the comparable 2006 period, while the net interest margin decreased to 2.73% for the three months ended June 30, 2007, compared to 3.14% for the same period in 2006.

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2007 and 2006 (continued)
----------------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank's determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $2.1 million and $1.5 million for the three-month periods ended June 30, 2007 and 2006, respectively. The provision recorded during the three-month period ended June 30, 2007 was predicated primarily upon the moderate downturn in the local economy, the level of charge-offs in 2007, and the relative credit risk of the loan portfolio.

Other Income
------------

Other income totaled $872,000 for the three months ended June 30, 2007, an increase of $179,000, or 25.8%, compared to the $693,000 recorded for the same period in 2006. The increase was primarily due to an increase of $183,000, or 33.3%, in other operating income due to an increase in deposit and loan fees, as well as an increase of $18,000, or 10.8%, in income of bank-owned life insurance.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $5.7 million for the three months ended June 30, 2007, an increase of $258,000, or 4.8%, compared to the same period in 2006. This increase resulted primarily from an increase of $42,000, or 1.6%, in employee compensation and benefits, an increase of $22,000, or 2.6%, in occupancy and equipment, an increase of $54,000, or 21.7%, in data processing expense, and an increase of $99,000, or 9.1%, in other operating expense, partially offset by a decrease of $47,000, or 15.6%, in franchise taxes.

The slight increase in employee compensation and benefits was due primarily to an increase in personnel from the acquisition of Mercantile in mid-June 2006 and an increase in the costs of benefits. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's acquisition and branch expansions in 2006 and 2007. The increase in data processing expenses was primarily due to an increase in the number of deposit and loan accounts, additional services being utilized by customers, and a general pricing increase. The increase in other operating expense was due primarily to an increase in professional costs, which includes commissions on loan sales and legal expenses, and other operating costs associated with the Company's acquisition and branch expansions.

Federal Income Taxes
--------------------

The Company recorded a credit for federal income taxes totaling $233,000 for the three months ended June 30, 2007, compared to a provision of $449,000 for the same period in 2006, primarily due to the fluctuation in earnings and loss between the periods. The Company's effective tax rate was 30.3% for the three-month period ended June 30, 2006, which reflected the effect of a nontaxable increase in the cash surrender value of bank-owned life insurance.


                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2007 and 2006
--------------------------------------------------------------------

General
-------

The Company recorded a net loss of $420,000 for the six months ended June 30, 2007, compared to $2.2 million of net earnings reported for the same period in 2006. The decrease in earnings was primarily due to a $2.0 million, or 13.1%, decrease in net interest income, an increase in provision for losses on loans of $1.5 million and an increase of $833,000, or 7.9%, in general, administrative and other expense, partially offset by a $1.3 million decrease in provision for federal income taxes, and a $378,000, or 30.0%, increase in other income.

Net Interest Income
-------------------

Interest income on loans decreased by $2.0 million, or 6.4% during the six-month period ended June 30, 2007, compared to the 2006 period, due primarily to a $82.2 million, or 9.4%, decrease in the average portfolio balance outstanding, partially offset by a 23 basis point increase in the weighted-average yield, to 7.22% for the 2007 period. The decrease in the average balance was primarily due to loan repayments of $152.8 million and loan sales of $32.3 million during the period, partially offset by loan originations of $102.9 million. Loan sales totaling $32.3 million were recorded at the end of June 2007. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans.

Interest income on mortgage-backed securities decreased by $150,000, or 11.9%, during the 2007 six-month period compared to the same period in 2006, due primarily to a $15.3 million, or 23.9%, decrease in the average balance outstanding, partially offset by a 62 basis point increase in the weighted-average yield, to 4.57% in the 2007 period. The decrease in the average balance was primarily due to principal repayments, while the increase in the yield was primarily due to upward adjustments on the variable rate mortgage-backed securities.

Interest income on investment securities and interest-bearing deposits and other increased by $1.5 million due primarily to a $57.3 million increase in the average balance outstanding for the 2007 period, partially offset by a decrease of 11 basis points in the weighted-average yield. The increase in the average balance was a result of an increase in liquid assets due to future cash flow requirements. At June 30, 2007, federal funds sold totaled $116.0 million, compared to $14.0 million at June 30, 2006.

Interest expense on deposits increased by $2.1 million, or 16.6%, primarily due to an increase of $2.4 million, or 0.3%, in the average balance of deposits outstanding period to period, coupled with a 58 basis point increase in the weighted-average cost of deposits, to 4.13%. Interest expense on borrowings decreased by $793,000, or 16.8%, due primarily to a $38.8 million, or 18.5%, decrease in the average balance of borrowings outstanding period to period, which was partially offset by a 9 basis point increase in the average cost of borrowings, to 4.60% for the 2007 period. The increase in the average balance of deposits was primarily due to management's continuing focus on deposit growth through competitive pricing strategies. The decrease in the average balance of borrowings was primarily due to repayment of FHLB advances where no prepayment penalties were imposed. The increases in the average cost of both deposits and borrowings were due primarily to the increase in the market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $2.0 million, or 13.1%, to a total of $13.2 million for the six months ended June 30, 2007, compared to the same period in 2006. The interest rate spread decreased to 2.68% for the six months ended June 30, 2007, from 2.97% for the comparable 2006 period, while the net interest margin decreased to 2.83% for the six months ended June 30, 2007, compared to 3.12% for the same period in 2006.

                    Peoples Community Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2007 and 2006 (continued)
--------------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank's determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $4.2 million and $2.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. The provision recorded during the six-month period ended June 30, 2007 was predicated primarily upon the moderate downturn in the local economy, the level of charge-offs in 2007, and the relative credit risk of the loan portfolio.

Other Income
------------

Other income totaled $1.7 million for the six months ended June 30, 2007, an increase of $378,000, or 29.7%, compared to the $1.3 million recorded for the same period in 2006. The increase was primarily due to an increase of $322,000, or 31.7%, in other operating income due to an increase in deposit and loan fees, as well as an increase of $37,000, or 11.3%, in income on bank-owned life insurance.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $11.4 million for the six months ended June 30, 2007, an increase of $833,000, or 7.9%, compared to the same period in 2006. This increase resulted primarily from an increase of $212,000, or 4.1%, in employee compensation and benefits, an increase of $31,000, or 1.8%, in occupancy and equipment, an increase of $150,000, or 33.7%, in data processing expense, and an increase of $358,000, or 18.5%, in other operating expense, partially offset by a decrease of $94,000, or 15.6%, in franchise taxes.

The increase in employee compensation and benefits was due primarily to an increase in personnel from the acquisition of Mercantile in mid-June 2006 and an increase in the costs of benefits. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's acquisition and branch expansions in 2006 and 2007. The increase in data processing expenses was primarily due to an increase in the number of deposit and loan accounts, additional services being utilized by customers, and a general pricing increase. The increase in other operating expense was due primarily to an increase in professional costs, including commissions on loan sales and legal expenses, and other operating costs associated with the Company's acquisition and branch expansions.

Federal Income Taxes
--------------------

The Company recorded a credit for federal income taxes totaling $372,000 for the six months ended June 30, 2007, compared to a provision of $960,000 for the same period in 2006, primarily due to the fluctuation in earnings and loss between the periods. The Company's effective tax rate was 30.5% for the six-month period ended June 30, 2006, which reflected the effect of a nontaxable increase in the cash surrender value of bank-owned life insurance.


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


                      Peoples Community Bancorp, Inc.


                                  PART II

ITEM 1.   Legal Proceedings
          -----------------

          At June 30, 2007, other than the legal proceedings occurring in the ordinary course of business, the Company and its subsidiaries were not involved in any material proceedings. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

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

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On May 8, 2007, the Company held its Annual Meeting of
          Shareholders.  Two matters were submitted to the
          shareholder's for a vote.   The shareholders elected one
          director to a term expiring in 2010 by the following votes:

                              FOR                 WITHHELD
                              ---                 --------

          John Rathkamp       3,788,849           347,712

          The shareholders also ratified the selection of BKD, LLP as the Company's auditors for the 2007 fiscal year by the following vote:

                 For: 4,012,282    Against: 120,364    Abstain: 3,966

ITEM 5.   Other Information
          -----------------

          On July 5, 2007, the Bank sold the $3.5 million of loans classified as held for sale and recorded a gain on sale of approximately $301,000.

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





Date:     August 10, 2007          By:  /s/Jerry D. Williams
          ---------------               ----------------------
                                        Jerry D. Williams
                                        President




Date:     August 10, 2007          By:  /s/Teresa A. O'Quinn
          ---------------               --------------------
                                        Teresa A. O'Quinn
                                        Chief Financial Officer