Form 10-Q
period 2007-09-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2007-11-14
CIK 1100983

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-29949

PEOPLES COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	31-1686242 (I.R.S. Employer Identification Number)

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

        As of November 14, 2007, 4,838,964 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

Peoples Community Bancorp, Inc.

INDEX

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$16,671	$26,272
Federal funds sold	35,000	25,000
Interest-bearing deposits in other financial institutions	5,942	6,187

Cash and cash equivalents	57,613	57,459
Securities designated as available for sale	42,938	56,899
Loans receivable—net	699,829	812,578
Office premises and equipment	28,061	27,879
Real estate held for sale	510	—
Real estate acquired through foreclosure	167	333
Federal Home Loan Bank stock	14,024	14,024
Accrued interest receivable	5,047	5,461
Bank-owned life insurance	17,643	17,093
Prepaid expenses and other assets	5,387	3,404
Goodwill	23,911	23,911
Intangible assets	4,631	5,903
Deferred federal income taxes	2,460	3,135

Total assets	$902,221	$1,028,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$741,293	$755,261
Advances from the Federal Home Loan Bank and other borrowings	54,037	156,885
Subordinated debentures	15,464	15,464
Accrued interest payable	308	577
Other liabilities	6,652	12,276

Total liabilities	817,754	940,463
Commitments and contingent liabilities	—	—
Stockholders' equity
Common stock—15,000,000 shares of $.01 par value authorized; 4,838,964 and 4,829,699 shares issued at September 30, 2007 and December 31, 2006, respectively	48	48
Additional paid-in capital	71,411	70,987
Retained earnings	13,929	17,929
Shares acquired by stock benefit plan	(1,042)	(1,212)
Accumulated other comprehensive income (loss)	121	(136)

Total stockholders' equity	84,467	87,616

Total liabilities and stockholders' equity	$902,221	$1,028,079

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(UNAUDITED)
(In thousands, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$41,729	$46,103	$13,117	$15,529
Mortgage-backed securities	1,631	1,887	516	621
Investment securities	153	142	51	58
Interest-bearing deposits and other	3,454	1,264	1,251	508

Total interest income	46,967	49,396	14,935	16,716
Interest expense
Deposits	22,680	19,963	7,734	7,144
Borrowings	5,290	7,056	1,357	2,330

Total interest expense	27,970	27,019	9,091	9,474

Net interest income	18,997	22,377	5,844	7,242
Provision for losses on loans	8,300	11,250	4,100	8,550

Net interest income (loss) after provision for losses on loans	10,697	11,127	1,744	(1,308)
Other income
Gain on sale of loans	307	3	301	—
Gain on sale of securities	1	100	—	126
Loss on sale of other assets	(56)	(45)	—	—
Income from bank-owned life insurance	550	503	185	176
Other operating	1,901	1,871	564	686

Total other income	2,703	2,432	1,050	988
General, administrative and other expense
Employee compensation and benefits	7,760	8,159	2,409	2,849
Occupancy and equipment	2,694	2,649	922	907
Franchise taxes	765	833	255	229
Data processing	898	693	303	247
Amortization of intangibles	1,272	1,164	399	469
Other operating	3,058	2,929	762	993

Total general, administrative and other expense	16,447	16,427	5,050	5,694

Loss before income taxes	(3,047)	(2,868)	(2,256)	(6,014)
Federal income taxes
Current	(2,623)	2,523	280	(314)
Deferred	1,435	(3,667)	(1,097)	(1,791)

Total federal income tax benefit	(1,188)	(1,144)	(817)	(2,105)

NET LOSS	$(1,859)	$(1,724)	$(1,439)	$(3,909)

LOSS PER SHARE
Basic	$(0.39)	$(0.38)	$(0.30)	$(0.82)

Diluted	$(0.39)	$(0.38)	$(0.30)	$(0.82)

DIVIDENDS PER SHARE	$0.45	$0.45	$0.15	$0.15

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	For the nine months ended September 30,		For the three months ended September 30,
	2007	2006	2007	2006
Net loss	$(1,859)	$(1,724)	$(1,439)	$(3,909)
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities during the period, net of tax effects of $133, $88, $40, and $210 for the respective periods	258	170	77	407
Reclassification adjustment for realized gains included in earnings, net of tax effects of $0, $(34), $0 and $(43) for the respective periods	(1)	(66)	—	(83)

Comprehensive loss	$(1,602)	$(1,620)	$(1,362)	$(3,585)

Accumulated other comprehensive income (loss)	$121	$(200)	$121	$(200)

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30,
(In thousands)

	2007	2006
Cash flows provided by (used in) operating activities:
Net losses for the period	$(1,859)	$(1,724)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on securities	111	511
Amortization of deferred loan origination fees and premiums	(140)	(949)
Amortization of mortgage servicing rights	110	50
Amortization of premiums and discounts on borrowings	85	120
Amortization of premiums and discounts on deposits	(16)	(383)
Expense of stock benefit plans	408	536
Amortization of other intangible assets	1,272	1,165
Depreciation	1,027	1,068
Provision for losses on loans	8,300	11,250
Federal Home Loan Bank stock dividends	—	(502)
Investment securities dividends	(40)	(44)
Income from bank-owned life insurance	(550)	(504)
Gain on sale of securities	(1)	(100)
Loss on sale of office equipment, branch premises, and deposits	—	21
Gain on sale of real estate	(18)	—
Loss on foreclosed real estate	74	24
Gain on sale of loans	(307)	(3)
Proceeds from sale of loans in the secondary market	485	334
Loans originated for sale in the secondary market	(479)	(331)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	414	(100)
Prepaid expenses and other assets	(347)	(2,484)
Accrued interest payable and other liabilities	(6,900)	140

Net cash provided by operating activities	1,629	8,095
Cash flows provided by (used in) investing activities:
Principal repayments on investment securities and mortgage-backed securities	14,271	18,003
Proceeds from sale of investment securities and mortgage-backed securities designated as available for sale	9	1,609
Proceeds from the sale of loans and loan participations	27,539	27,083
Sale of office premises and equipment	—	297
Principal repayments (disbursements) on loans—net	77,351	(5,013)
Purchase of office premises and equipment	(1,719)	(2,793)
Proceeds from sale of real estate acquired through foreclosure	92	810
Redemption of Federal Home Loan Bank stock	—	473
Cash received in acquisition of Mercantile Financial Corp.—net	—	11,211

Net cash provided by investing activities	117,543	51,680

Net cash provided by operating and investing activities (balance carried forward)	119,172	59,775

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
For the nine months ended September 30,
(In thousands)

	2007	2006
Net cash provided by operating and investing activities (balance brought forward)	$119,172	$59,775
Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(13,952)	(19,211)
Proceeds from Federal Home Loan Bank advances and other borrowings	3,950	22,500
Repayment of Federal Home Loan Bank advances and other borrowings	(106,883)	(51,450)
Proceeds from exercise of stock options	7	45
Dividends paid on common stock	(2,140)	(2,071)

Net cash used in financing activities	(119,018)	(50,187)

Net increase in cash and cash equivalents	154	9,588
Cash and cash equivalents at beginning of period	57,459	21,558

Cash and cash equivalents at end of period	$57,613	$31,146

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$—	$380

Interest on deposits and borrowings	$28,239	$26,739

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$—	$895

Common stock issued in acquisition of Mercantile Financial Corp.	$—	$7,600

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine and three month periods ended September 30, 2007 and 2006

1. Basis of Presentation

        The condensed consolidated statement of financial condition as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the nine-month and three-month periods ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

        On September 12, 2007, the Company announced that it had entered into a definitive agreement for the merger with Integra Bank Corporation ("Integra"). Integra is the parent of Integra Bank N.A. headquartered in Evansville, Indiana. Under the terms of the agreement, each share of the Company's stock will be converted into the right to receive 0.6175 shares of Integra common stock and $6.30 in cash. The transaction is expected to close in the first quarter of 2008, pending shareholder and regulatory approval and other customary closing conditions.

        In conjunction with any change of control, certain officers of the Bank, based upon previously executed contractual agreements, would receive payments as stipulated in those agreements. Said payments would only be made upon consummation of a change of control or a termination of employment without cause.

3. Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and Peoples Community Bank (the "Bank"), its wholly-owned subsidiary. All significant inter-company items have been eliminated.

4. Allowance for Loan Loss

        The following table sets forth the activity in the allowance for loans losses during the periods indicated.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(expressed in thousands)
Allowance at beginning of period	$18,369	$13,444
Increase due to Mercantile Financial Corp.	—	302
Provision for losses on loans	8,300	11,250
Charge-offs	(17,033)	(10,877)
Recoveries	1,593	183

Allowance at end of period	$11,229	$14,302

        The allocation of the allowance for loan loss based on particular types of loans was as follows (balances expressed in thousands):

	September 30, 2007		December 31, 2006
	Balance	Percent of loans in each category to total loans	Balance	Percent of loans in each category to total loans
Single-family residential	$2,520	22.4%	$4,615	25.2%
Multi-family residential	1,623	14.4	4,084	22.2
Nonresidential real estate and land	3,153	28.1	2,904	15.8
Construction loans	1,526	13.6	2,027	11.0
Commercial loans	2,333	20.8	4,551	24.8
Consumer loans	74	0.7	188	1.0

	$11,229	100.0%	$18,369	100.0%

5. Asset Quality

        The following tables set forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples' loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At September 30, 2007 60-89 Days Delinquent		At December 31, 2006 60-89 Days Delinquent		At December 31, 2005 60-89 Days Delinquent
	Amount	Percent Of Loan Category	Amount	Percent Of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)
Mortgage loans:
Single-family	$5,966	1.70%	$3,140	0.91%	$2,832	0.83%
Multi-family	2,779	2.47%	1,699	1.39%	—	—
Nonresidential real estate and land	15,879	7.60%	2,804	1.99%	1,646	1.12%
Commercial	3,022	14.58%	1,377	4.45%	1,106	2.34%
Consumer	74	0.43%	45	0.20%	163	0.65%

Total	$27,720	3.90%	$9,065	1.01%	$5,747	0.61%

        The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans and other real estate owned.

		At December 31,
	At September 30, 2007
		2006	2005
	(Dollars in Thousands)
Non-accrual loans:
Single-family residential	$4,634	$7,140	$5,481
Multi-family residential	1,206	4,243	928
Nonresidential real estate and land	8,562	8,273	2,488
Construction loans	3,273	2,302	4,361
Commercial loans	1,500	2,028	4,759
Consumer loans	5	97	742

Total non-accrual loans	$19,180	$24,083	$18,758
Loans 90 days past due and accruing	1,047	1,716	—

Total non-performing loans	$20,227	$25,799	18,758
Other real estate owned, net	167	333	188

Total non-performing assets	$20,394	$26,132	$18,946

Non-performing assets to total assets	2.26%	2.54%	1.82%
Non-performing loans to total loans-net	2.89%	3.17%	2.20%

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

        If the $19.2 million of non-accruing loans had been current in accordance with their terms during fiscal 2007, the gross income on such loans would have been approximately $1.6 million. A total of approximately $894,000 of interest income was actually recorded by Peoples on such loans in the nine months ended September 30, 2007.

        Information with respect to the Bank's impaired loans at and for the nine months ended September 30, 2007 and the twelve months ended December 31, 2006 and December 31, 2005 is as follows:

	September 30, 2007	December 31, 2006	December 31, 2005
	(in thousands)
Impaired loans with related allowance	$11,926	$15,327	$11,446
Impaired loans with no related allowance	—	5,201	—

Total impaired loans	$11,926	$20,528	$11,446

Allowance for losses on impaired loans	$3,078	$2,115	$4,650

Average recorded investment in impaired loans	$14,820	$16,297	$8,903

Interest income recognized on impaired loans	$403	$861	$1

Interest income recognized on a cash basis on impaired loans	$403	$847	$1

        The allowance for impaired loans is included in the Bank's overall allowance for loan losses.

6. Earnings Per Share

        Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 46,555 and 56,086 unallocated ESOP shares as of September 30, 2007 and 2006, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and Management Recognition Plan ("MRP"). The computations were as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding (basic)	4,780,538	4,547,345	4,788,545	4,769,670
Dilutive effect of assumed exercise of stock options and MRP	—	—	—	—

Weighted-average common shares outstanding (diluted)	4,780,538	4,547,345	4,788,545	4,769,670

        Options to purchase shares of common stock and MRP awards were excluded from the computation of diluted earnings per share due to the net loss recorded for each period.

7. Income Taxes

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007.

        The adoption of FIN 48 resulted in reclassification of $1.3 million in deferred tax liabilities and the establishment of a $1.1 million unrecognized tax liability related to federal income tax matters, resulting in a $180,000 increase to the beginning balance of retained earnings as of January 1, 2007. There was no impact on the results of operations of the Company. The unrecognized tax liability decreased $87,000 during the nine months ended September 30, 2007. The Company has not accrued any interest and penalties related to these uncertain tax positions. The Internal Revenue Service (IRS) has recently completed audits on the Company's tax years ended December 31, 2004 and 2005, while the year ending December 31, 2006 is currently open to audit under the statute of limitations. Various companies that the Bank has acquired remain under the statute of limitations by the IRS for the years ending December 31, 2004 through 2006.

8. Effects of Recent Accounting Pronouncements

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

        In September 2006, the EITF reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement of Split-Dollar Life Insurance Arrangements. The consensus requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. If the policy holder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Option 12, as appropriate. This approach requires the policyholder to gain a clear understanding of the benefit being provided by the policyholder to its employee given that it is this benefit that is being recognized as a liability. This consensus is applicable in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting Issue No. 06-4 and the impact it will have on the Company's financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company as of January 1, 2008, as the Company has not elected early adoption. The Company will analyze the effects of the interpretation for adoption effective January 1, 2008, but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

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

Discussion of Financial Condition Changes from December 31, 2006 to September 30, 2007

        At September 30, 2007, the Company's assets totaled $902.2 million, a decrease of $125.9 million, or 12.2%, compared to total assets at December 31, 2006. The decrease in assets was primarily due to a decrease of $112.7 million, or 13.9%, in loans receivable, which included loan sales of approximately $35.9 million during the period, and a decrease in investment securities and mortgage-backed securities of $14.0 million, or 24.5%.

        Cash and cash equivalents increased by $154,000, or 0.27%, from the December 31, 2006 level, to a total of $57.6 million at September 30, 2007. At September 30, 2007, $35.0 million was invested in federal funds, an increase of $10.0 million from December 31, 2006.

        Investment securities and mortgage-backed securities totaled $42.9 million at September 30, 2007, a decrease of $14.0 million, or 24.5%, compared to December 31, 2006, primarily due to principal repayments received during the nine months ended September 30, 2007.

        Loans receivable totaled $699.8 million at September 30, 2007, a decrease of $112.7 million, or 13.9%, compared to December 31, 2006 levels. During the period, the Bank sold approximately $35.9 million of loans, which included classified, criticized and non-performing loans, and recorded $9.1 million in charges to the allowance for loan loss related to such sales. Principal repayments totaled $213.4 million during the nine month period ended September 30, 2007, and were partially offset by loan disbursements of $136.0 million. The loan disbursements were comprised of $72.4 million of loans secured by one-to four-family residential real estate, $18.0 million of loans secured by multi-family real estate, $31.1 million of loans secured by commercial real estate and land, and $14.5 million in commercial and consumer loans, which included $7.3 million of advances on existing unsecured commercial lines of credit.

        The allowance for loan losses totaled $11.2 million at September 30, 2007, compared to $18.4 million at December 31, 2006. Due primarily to the level of internally classified and nonperforming loans, significant charge-offs during the period, the moderate downturn in the local economy, and the relative credit risk of the loan portfolio, $8.3 million was added to the allowance through the provision for losses on loans during the nine months ended September 30, 2007. Approximately $17.0 million of loans were charged-off during the nine-month period. The charged-off loans were comprised of $8.8 million in loans secured by one-to-four-family residential real estate (consisting primarily of non-owner occupied investor loans), $5.1 million in loans secured by multi- family residential real estate, $1.2 million in loans secured by commercial real estate and land, and $1.9 million in commercial and consumer loans. The level of charged-off loans during the nine months ended September 30, 2007 was primarily due to real estate investors and developers experiencing financial difficulties.

        Nonperforming loans decreased from $25.8 million, or 3.2% of net loans at December 31, 2006, to $20.2 million, or 2.9% of net loans at September 30, 2007. Nonperforming loans at September 30, 2007 consisted of nonaccrual loans of approximately $2.6 million of one-to-four family residential loans, $3.9 million of one-to four family investment residential loans, $2.6 million of multi-family residential loans, $8.6 million of loans secured by commercial real estate and land and $1.5 million of commercial and consumer loans. There were three loans totaling $1.0 million as of September 30, 2007 that were contractually past due 90 days or more and accruing. However, loans delinquent 60-89 days increased to $27.7 million at September 30, 2007 compared to $9.1 million at December 31, 2006.

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

        The Bank's classified assets decreased by $10.8 million, or 25.7%, to a total of $31.3 million at September 30, 2007, compared to $42.1 million at December 31, 2006. Classified residential real estate loans decreased by $12.4 million, or 44.8%, during the period to a total of $15.2 million, while classified non-residential real estate and land loans increased by $4.3 million, or 42.1%, during the period to a total of $14.3 million. Classified commercial and other loans decreased by $2.5 million, or 62.1%, during the period to a total of $1.6 million, and foreclosed real estate decreased by $166,000, or 49.8%, to a total of $167,000.

        The allowance for loan losses represented 1.6% and 2.2% of total loans, net of undisbursed funds, at September 30, 2007 and December 31, 2006, and 55.5% and 71.2% of nonperforming loans at September 30, 2007 and December 31, 2006, respectively. Although management believes that the allowance for loan losses at September 30, 2007 was appropriate based upon the available facts and circumstances at such time, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations. In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to recognize additions to such allowance based on their judgments about information available to them at or subsequent to the time of their examination.

        Deposits totaled $741.3 million at September 30, 2007, a decrease of $14.0 million, or 1.8%, over December 31, 2006 levels. Checking and savings deposits decreased by $29.2 million, or 11.4%, compared to balances at December 31, 2006, while certificate of deposit balances increased by $15.2 million, or 3.1%, during the same time period. The increase in certificate of deposit balances during the period was primarily due to management's continuing focus on deposit growth through competitive pricing strategies.

        Advances from the Federal Home Loan Bank and other borrowings totaled $54.0 million at September 30, 2007, a decrease of $102.8 million, or 65.6%, compared to December 31, 2006 totals. During the nine months ended September 30, 2007, the Federal Home Loan Bank exercised its right to convert $100.0 million of convertible fixed rate advances from an average rate of 3.88% to Libor, or 5.36%. The Bank exercised its option to pay these in full with no prepayment penalties, utilizing federal funds which were yielding approximately 4.98% as well as funds from loan repayments.

        Stockholders' equity totaled $84.5 million, or 9.4% of total assets, at September 30, 2007, a decrease of $3.1 million, or 3.6%, from December 31, 2006 levels. The decrease resulted primarily from dividends paid of $2.1 million during the nine-month period and a net loss of $1.9 million, which were partially offset by the amortization effects of stock benefit plans totaling $408,000, proceeds of $7,000 from the exercise of stock options, an adjustment of $179,000 in conjunction with the adoption of FIN 48 on January 1, 2007, and a $257,000 change, net of taxes, in unrealized gains on available for sale securities. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2007, Peoples Community Bank continued to meet all applicable regulatory capital requirements and was categorized as well-capitalized under the regulatory framework for prompt corrective action.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2007 and 2006

General

        The Company recorded a net loss of $1.4 million for the three months ended September 30, 2007, compared to a net loss of $3.9 million reported for the same period in 2006. The decrease in net loss was primarily due to a decrease in provision for losses on loans of $4.5 million and a decrease of $644,000, or 11.3%, in general, administrative and other expense, partially offset by a $1.4 million, or 19.3%, decrease in net interest income, a $1.3 million, or 61.2%, decrease in federal income tax benefits and a $62,000, or 6.3%, increase in other income.

Net Interest Income

        Interest income on loans decreased by $2.4 million, or 15.5% during the three-month period ended September 30, 2007, compared to the 2006 period, due primarily to a $156.8 million, or 17.8%, decrease in the average portfolio balance outstanding, partially offset by a 19 basis point increase in the weighted-average yield, to 7.22% for the 2007 period. The decrease in the average balance was primarily due to continued loan repayments which amounted to $56.8 million for the 2007 quarter and continued loan sales which amounted to $3.8 million during the 2007 quarter, partially offset by loan originations of $33.1 million. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans.

        Interest income on mortgage-backed securities decreased by $105,000 or 16.9%, during the 2007 quarter compared to the same period in 2006, due primarily to a $18.3 million, or 30.8%, decrease in the average balance outstanding, partially offset by a 84 basis point increase in the weighted-average yield, to 5.02% in the 2007 period. The decrease in the average balance was primarily due to principal repayments, while the increase in the yield was primarily due to upward adjustments on the variable rate mortgage-backed securities.

        Interest income on investment securities and interest-bearing deposits and other increased by $736,000 due primarily to a $47.3 million increase in the average balance outstanding for the 2007 period, coupled with an increase of 51 basis points in the weighted-average yield. The increase in the average balance was a result of an increase in liquid assets during the period which were partially utilized to pay convertible fixed rate advances which were called during the period. At September 30, 2007, federal funds sold totaled $35.0 million, compared to $8.0 million at September 30, 2006.

        Interest expense on deposits increased by $590,000, or 8.3%, primarily due to a 51 basis point increase in the weighted-average cost of deposits, to 4.27%, partially offset by a decrease of $35.2 million, or 4.6%, in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $973,000, or 41.8%, due primarily to a $94.9 million, or 47.7%, decrease in the average balance of borrowings outstanding period to period, which was partially offset by a 52 basis point increase in the average cost of borrowings, to 5.20% for the 2007 period. Proceeds from loan repayments and federal funds were utilized to make repayments on borrowings. In July and August of 2007, $100.0 million of Federal Home Loan Bank convertible fixed rate advances were called and paid off without penalty. The increases in the average cost of both deposits and borrowings were due primarily to the increase in the market interest rates. In addition, the average cost of deposits increased due to the increase in higher rate certificates of deposit.

        As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $1.4 million, or 19.3%, to a total of $5.8 million for the three months ended September 30, 2007, compared to the same period in 2006. The interest rate spread decreased to 2.57% for the three months ended September 30, 2007, from 2.83% for the comparable 2006 period, while the net interest margin decreased to 2.72% for the three months ended September 30, 2007, compared to 2.94% for the same period in 2006.

Provision for Losses on Loans

        The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank's determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $4.1 million and $8.6 million for the three-month periods ended September 30, 2007 and 2006, respectively. The provision recorded during the three-month period ended September 30, 2007 was predicated primarily upon the moderate downturn in the local economy, the level of charge-offs in 2007, and the relative credit risk of the loan portfolio.

Other Income

        Other income totaled $1.1 million for the three months ended September 30, 2007, an increase of $62,000, or 6.3%, compared to the $988,000 recorded for the same period in 2006. The increase was primarily due to a $301,000 gain on sale of loans recorded during the 2007 period, compared to a $126,000 gain on sale of mortgage-backed and investment securities recorded during the 2006 period. The increase was also due to an increase of $9,000, or 5.1%, in income on bank-owned life insurance, partially offset by a decrease of $122,000, or 17.8% in other operating income.

General, Administrative and Other Expense

        General, administrative and other expense totaled $5.1 million for the three months ended September 30, 2007, a decrease of $644,000, or 11.3%, compared to the same period in 2006. This decrease resulted primarily from a decrease of $440,000, or 15.4%, in employee compensation and benefits, a decrease of $231,000, or 23.3%, in other operating expense, and a decrease of $70,000, or 14.9%, in amortization of intangible assets, partially offset by an increase of $56,000, or 22.7%, in data processing expense, an increase of $26,000, or 11.4%, in franchise taxes, and an increase of $15,000, or 1.7% in occupancy and equipment expense.

        The decrease in employee compensation and benefits was due primarily to a decrease in salaries and benefits. The Company employed 190 full-time equivalents at September 30, 2007, compared to 207 at September 30, 2006. The decrease in other operating expense was due primarily to a reduction in advertising and loan collection expenses. The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's acquisition and branch expansions in 2006 and 2007. An increase in data processing expenses was primarily due to a general pricing increase and additional services being utilized by customers.

Federal Income Taxes

        The Company recorded a credit for federal income taxes totaling $817,000 for the three months ended September 30, 2007, compared to a credit of $2.1 million for the same period in 2006.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2007 and 2006

General

        The Company recorded a net loss of $1.9 million for the nine months ended September 30, 2007, compared to a net loss of $1.7 million reported for the same period in 2006. The increase in net loss was primarily due to a $3.4 million, or 15.1%, decrease in net interest income and an increase of $20,000, or 0.1%, in general, administrative and other expense, partially offset by a decrease in provision for losses on loans of $3.0 million, or 26.2%, an increase in federal income tax benefits of $44,000, or 3.9%, and a $271,000, or 11.1%, increase in other income.

Net Interest Income

        Interest income on loans decreased by $4.4 million, or 9.5% during the nine-month period ended September 30, 2007, compared to the 2006 period, due primarily to a $98.1 million, or 11.3%, decrease in the average portfolio balance outstanding, partially offset by a 14 basis point increase in the weighted-average yield, to 7.22% for the 2007 period. The decrease in the average balance was primarily due to continued loan repayments which amounted to $213.4 million for the 2007 period and continued loan sales which amounted to $35.9 million during the 2007 period, partially offset by loan originations of $136.0 million. The increase in yield reflects a moderate upward shift in market rates and the corresponding impact on adjustable-rate loans.

        Interest income on mortgage-backed securities decreased by $256,000, or 13.6%, during the 2007 nine-month period compared to the same period in 2006, due primarily to a $24.4 million, or 34.5%, decrease in the average balance outstanding, partially offset by a 114 basis point increase in the weighted-average yield, to 4.71% in the 2007 period. The decrease in the average balance was primarily due to principal repayments, while the increase in the yield was primarily due to upward adjustments on the variable rate mortgage-backed securities.

        Interest income on investment securities and interest-bearing deposits and other increased by $2.2 million due primarily to a $54.4 million increase in the average balance outstanding for the 2007 period, partially offset by a decrease of 8 basis points in the weighted-average yield. The increase in the average balance was a result of an increase in liquid assets which were partially utilized to pay convertible fixed rate advances that were called during the period. At September 30, 2007, federal funds sold totaled $35.0 million, compared to $8.0 million at September 30, 2006.

        Interest expense on deposits increased by $2.7 million, or 13.6%, primarily due to a 52 basis point increase in the weighted-average cost of deposits, to 4.18%, partially offset by a decrease of $4.7 million, or 0.6%, in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $1.8 million, or 25.0%, due primarily to a $63.8 million, or 30.0%, decrease in the average balance of borrowings outstanding period to period, which was partially offset by a 31 basis point increase in the average cost of borrowings, to 4.74% for the 2007 period. The decrease in the average balance of borrowings was primarily due to $100.0 million of Federal Home Loan Bank convertible fixed rate advances which were called and paid off with no prepayment penalty. The increases in the average cost of both deposits and borrowings were due primarily to the increase in the market interest rates. In addition, the average cost of deposits increased due to the increase in higher rate certificate of deposits.

        As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $3.4 million, or 15.1%, to a total of $19.0 million for the nine months ended September 30, 2007, compared to the same period in 2006. The interest rate spread decreased to 2.64% for the nine months ended September 30, 2007, from 2.94% for the comparable 2006 period, while the net interest margin decreased to 2.80% for the nine months ended September 30, 2007, compared to 3.07% for the same period in 2006.

Provision for Losses on Loans

        The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank's determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $8.3 million and $11.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The provision recorded during the nine-month period ended September 30, 2007 was predicated primarily upon the moderate downturn in the local economy, the level of charge-offs in 2007, and the relative credit risk of the loan portfolio.

Other Income

        Other income totaled $2.7 million for the nine months ended September 30, 2007, an increase of $271,000, or 11.1%, compared to the $2.4 million recorded for the same period in 2006. The increase was primarily due to a $307,000 gain on sale of loans recorded in the 2007 period compared to a $100,000 gain on sale of mortgage-backed and investment securities recorded in the 2006 period. The increase was also due to an increase of $30,000, or 1.6%, in other operating income and an increase of $47,000, or 9.3%, in income on bank-owned life insurance.

General, Administrative and Other Expense

        General, administrative and other expense totaled $16.4 million for the nine months ended September 30, 2007, an increase of $20,000, or 0.1%, compared to the same period in 2006. This slight increase resulted primarily from an increase of $205,000, or 29.6%, in data processing expense, an increase of $129,000, or 4.4%, in other operating expense, and an increase of $45,000, or 1.7%, in occupancy and equipment, partially offset by a $399,000, or 4.9%, decrease in employee compensation and benefits and a decrease of $68,000, or 8.2%, in franchise taxes.

        The increase in occupancy and equipment expense primarily reflects increased depreciation and maintenance costs associated with the Company's acquisition and branch expansions in 2006 and 2007. The increase in data processing expenses was primarily due a general pricing increase and additional services being utilized by customers. The increase in other operating expense was due primarily to an increase in legal expenses and loan collection expenses. The decease in employee compensation and benefits was due primarily to a decrease in salaries and benefits. The Company employed 190 full-time equivalents at September 30, 2007, compared to 207 at September 30, 2006.

Federal Income Taxes

        The Company recorded a credit for federal income taxes totaling $1.2 million for the nine months ended September 30, 2007, compared to a credit of $1.1 million for the same period in 2006.

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

Peoples Community Bancorp, Inc.

PART II

ITEM 1.    Legal Proceedings

        At September 30, 2007, other than the legal proceedings occurring in the ordinary course of business, the Company and its subsidiaries were not involved in any material proceedings. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

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

ITEM 5.    Other Information

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

Date:	November 14, 2007	By:	/s/ JERRY D. WILLIAMS Jerry D. Williams President
Date:	November 14, 2007	By:	/s/ TERESA A. O'QUINN Teresa A. O'Quinn Chief Financial Officer

QuickLinks

Peoples Community Bancorp, Inc. INDEX
Peoples Community Bancorp, Inc. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In thousands, except share data)
Peoples Community Bancorp, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED) (In thousands, except share data)
Peoples Community Bancorp, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED) (In thousands)
Peoples Community Bancorp, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the nine months ended September 30, (In thousands)
Peoples Community Bancorp, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED) For the nine months ended September 30, (In thousands)
Peoples Community Bancorp, Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine and three month periods ended September 30, 2007 and 2006
Peoples Community Bancorp, Inc. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4: Controls and Procedures
Peoples Community Bancorp, Inc. PART II
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits
SIGNATURES