Form 10-K
period 2007-12-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2008-04-15
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Yes  ☐   No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☐       Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of June 30, 2007, the aggregate value of the 3,904,422 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 934,542 shares held directly or indirectly by all directors and executives officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, was approximately $63.8 million.  This figure is based on the closing sales price of $16.34 per share of the Registrant’s Common Stock on June 30, 2007.  Although directors and executive officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of April 14, 2008: 4,838,964

PART I

Item 1. Business

General

Peoples Community Bancorp, Inc. (“Peoples” or the “Company”) was organized in December 1999 at the direction of the Board of Directors of The People’s Building, Loan and Savings Company, presently Peoples Community Bank (the “Bank”), for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from an Ohio-chartered mutual savings and loan association to a federally-chartered stock savings bank.  (Unless the context otherwise requires, reference to Peoples includes the Bank).  People’s assets consist primarily of the outstanding shares of common stock of the Bank.  Peoples has no significant liabilities other than junior subordinated debentures issued in fiscal 2005 and $17.5 million of debt currently outstanding as of April 14, 2008 under a line of credit which is secured by the outstanding shares of common stock of the Bank.  The management of Peoples and the Bank are substantially identical and Peoples neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank.  At December 31, 2007, the Company had $887.4 million in total assets, $735.2 million in deposits, $77.6 million in borrowings (excluding subordinated debentures) and $53.6 million of stockholders’ equity.  The Company’s principal executive office is located at 6100 West Chester Road, West Chester, Ohio 45069.  The Company’s telephone number is (513) 870-3530.

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

As a result of acquisitions and internal growth, the Company grew from $416.0 million in total assets as of September 30, 2001 to a high of $1.0 billion in total assets as of December 31, 2005.  Between the completion of the public offering in March 2000 and December 31, 2005, the Company acquired five financial institutions with aggregate total assets as of the time of acquisition of $428.5 million.  Also, in September 2003, the Company purchased $32.8 million in loans and assumed $55.6 million in deposits in connection with the acquisition of two branch offices from another financial institution.  The Company supplemented this growth from acquisitions with loan generation secured primarily by real estate in its market area.  Total gross loans increased from $419.5 million at September 30, 2001 to $851.3 million at December 31, 2005.    In addition, since September 30, 2000, the Company expanded its franchise through the opening of six full service branch offices. These new branch offices, as well as acquired branch offices, have expanded the Company’s market presence.  The Company’s loan growth has been funded in part by deposits.  The Company has placed an emphasis on deposit generation both internally and through whole bank and branch acquisitions.  Deposits have increased from $233.1 million at September 30, 2001 to $735.2 million at December 31, 2007.

However, beginning in early 2007, the Company began to reduce all aspects of its lending exposure due in large part to the downturn in the local economy, and, in particular, values of residential and residential development properties. At December 31, 2007, total gross loans amounted to $704.0 million, a decrease of $240.7 million or 25.5% compared to $944.7 million of loans at December 31, 2005.  In addition, in an attempt to address such slowdown and the resulting decrease in the value of its collateral, the Company charged-off $13.1 million of loans in 2006 and $18.3 million of loans in 2007, and provided $17.5 million and $32.8 million during 2006 and 2007, respectively, to the allowance for losses on loans.  As a result, the allowance for loan losses to total gross loans at December 31, 2007 amounted to 4.9%.  Further, beginning in 2006, the Company revised its underwriting standards to place an increased focus on cash flow analysis, tightened its credit standards and provided additional resources to the resolution of its classified assets.

The actions taken by the Company during 2006 and 2007, discussed above, and the continued recessionary forces in the local economy have had a significant adverse impact on the Company’s financial condition and results of operations.  For 2006 and 2007, net losses amounted to $4.1 million and $33.3 million, respectively, and stockholders’ equity decreased from $86.0 million or 8.36% of total assets at December 31, 2005 to $53.6 million or 6.04% of total assets at December 31, 2007.  Further, the level of the Company’s non-performing assets has and will continue to negatively impact the Company’s interest rate spread, interest income, provision for losses on loans and net earnings or loss.  Non-performing assets totaled $32.8 million, $26.1 million and $18.9 million at December 31, 2007, 2006 and 2005, respectively.  While the Bank has devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, no assurance can be made that management’s efforts will be successful.

The Bank’s primary federal regulator, the Office of Thrift Supervision (“OTS”) has, in light of the Company’s recent losses and levels of nonperforming assets, imposed certain operations restrictions on the Company and the Bank, many of which had previously been taken by the Company and the Bank.  On April 2, 2008, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Orders”).  The Company attached copies of the Orders to a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008.

The Orders require the Company and the Bank to, among other things, file with the OTS within proscribed time periods updated business plans, which specifically incorporate the requirements set forth in the Orders and comments contained in the most recently completed examinations of the Company and the Bank. On a quarterly basis, the Bank and the Company will be required to compare the projected operating results from the business plans with the actual results. The results of this variance analysis are to be submitted to the OTS within the proscribed time periods. In addition, the Orders require that the Company and the Bank receive the permission of the OTS prior to (i) making or declaring any dividends or payments on their outstanding securities; (ii) adding or replacing a director or hiring a senior executive officer; and (iii) making any golden parachute payments to any institution-affiliated party. Pursuant to the Order issued to the Company, the Company must also receive the permission of the OTS prior to increasing its debt position and before any repurchase of its securities.

The Order issued to the Bank also requires the Bank to take or refrain from certain actions, including (i) not making any new loans or issuing new lines of credit for land acquisition or development, speculative residential construction, commercial and multi-family construction, acquisition or retention of commercial property, and non-owner occupied one- to four-family residential property; (ii) engaging an independent consultant to conduct a loan portfolio review for the purpose of determining asset quality and the appropriateness of the Bank’s asset classification process related to loan relationships that equal or exceed $4.0 million; (iii) establishing a plan for reducing adversely classified assets; (iv) reviewing and, where appropriate, adjusting the Bank’s allowance for loan and lease losses methodology; (v) limiting asset growth during each calendar quarter to an amount not to exceed net interest credited on deposit liabilities; and (vi) establishing an Oversight Committee of the Bank’s Board of Directors comprised of independent outside directors.  In an effort to proactively address the downturn in the local real estate market, the Bank had previously curtailed or ceased the lending activities restricted in the Orders.

Management of the Company and the Bank is working diligently to resolve the issues associated with the Company’s nonperforming assets and to provide the information or take the actions required by the Orders.  Concurrently, management and the Board of Directors are considering all strategic alternatives available to the Company and the Bank.  As required, the Company and the Bank have filed a consolidated business plan with the OTS covering operations through 2010.  The Company’s business plan contemplates, among other things, a consolidation of the Company’s operations through branch sales and a reduction in adversely classified assets through loan resolutions, repayments, sales and charge-offs.  Branch sale transactions would decrease the Company’s assets and liabilities, generate additional capital, generate taxable income, and reduce general, administrative and other expense.  In addition, the Bank would dividend funds to the Company to provide liquidity to service the Company’s debt, provided that approval would be received from the OTS. The business plan was submitted by the Company to the OTS on April 7, 2008 and is subject to review and approval by the OTS.

The report of the Company’s independent registered accounting firm contains an explanatory paragraph as to the Company’s ability to continue as a going concern primarily due to the Company’s current lack of liquidity to repay its $17.5 million obligation under an outstanding line of credit due June 30, 2008.  The line of credit is secured by all outstanding shares of common stock of the Bank.  Although the Bank exceeds all of its capital requirements and is considered well capitalized at December 31, 2007, the Orders prohibit the Bank from paying cash dividends to the Company without the prior consent of the OTS and the Company will only be able to rely upon existing cash and cash equivalents as sources of its liquidity.  Without the ability to rely on dividends from the Bank, the Company will require funds from other capital sources to meet its obligations such as restructuring the current line of credit or replacing the current line of credit.  The Company was not in compliance with one of the loan covenants at December 31, 2007 and the lender has the ability to accelerate all outstanding amounts upon notice and the passage of 30 days. The Company is currently negotiating with the lender regarding a waiver of default, and a modification and/or extension of the line of credit.

In light of the matters discussed above, the Company established a $4.4 million valuation allowance of deferred federal income taxes, thus decreasing the tax benefit recorded during the year by the Company.  Generally, the losses incurred in 2006 and 2007 resulted in deferred federal income taxes or deferred tax assets which may be utilized against current period earnings, carried back against prior years’ earnings or utilized to the extent of management’s estimate of future taxable income.  The valuation allowance was established since the Company’s current liquidity position may impair the Company’s ability to generate future taxable income, and therefore, impair its ability to realize all benefits of the deferred tax asset.

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 4.0% of adjusted total assets and total capital equal to at least 8.0% of risk-weighted assets.  At December 31, 2007, the Bank exceeded all of such capital requirements, with tangible, core and risk-based capital ratios of 7.0%, 7.0% and 11.4%, respectively.  Further, at such date, the Bank was deemed a well capitalized institution under the regulatory framework for prompt correction action purposes.

The Bank is subject to examination and comprehensive regulation by the OTS, which is the Bank’s chartering authority and primary federal regulator.  The Bank is also regulated by the Federal Deposit Insurance Corporation (the “FDIC”), administrator of the Deposit Insurance Fund.  The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati, which is one of the 12 regional banks comprising the FHLB System.

As previously announced, the Board of Directors of the Company adopted an amendment to Article VI of the Company’s Bylaws to change the Company’s fiscal year end from September 30, to December 31, effective retroactively to January 1, 2006, in order to increase operational efficiency.  As a result, the consolidated statements of financial condition compares December 31, 2007 to December 31, 2006, while the consolidated statements of operations, the consolidated statements of comprehensive income (loss), and the consolidated statements of cash flow reflect, as applicable, the twelve month periods ended December 31, 2007 and December 31, 2006, the three month period ended December 31, 2005, and the twelve month period ended September 30, 2005.

Peoples Lending Activities

General.  At December 31, 2007, the net loan portfolio of Peoples totaled $634.4 million, representing approximately 71.5% of total assets at that date. Historically, the principal lending activity of Peoples has been  the origination of residential and nonresidential real estate loans. At December 31, 2007, residential loans (including construction loans secured by residential real estate) amounted to $525.9 million, or 74.7% of the gross loan portfolio.  Nonresidential real estate and land loans totaled $129.0 million, or 18.3% of the gross loan portfolio and nonresidential construction loans amounted to $12.4 million, or 1.8% of the gross loan portfolio as of December 31, 2007.  Further, commercial loans amounted to $20.0 million, or 2.8% of the gross loan portfolio at December 31, 2007 and consumer loans amounted to $16.8 million, or 2.4% of the gross loan portfolio at such time.  The Company curtailed its acquisition and development lending, one- to four-family residential investment lending, and unsecured commercial lending beginning in early 2007 due in large part to the downturn in the local housing market, the increase in the Bank’s nonaccrual loans and charge-offs, and to realign the portfolio due to loan concentrations.   Further, as discussed above, the Bank is currently prohibited from making any new loans or issuing new lines of credit for the following purposes:

•                  Land acquisition or development

•                  Speculative residential construction

•                  Commercial and multi-family construction

•                  Acquisition or retention of commercial property, and

•                  Non-owner occupied one- to four-family property.

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus.  However, loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.   At December 31, 2007, Peoples’ regulatory limit on loans-to-one borrower was $13.7 million.  All of Peoples’ five largest loans or groups of loans-to-one borrower, amounting to $12.9 million, $11.9 million, $9.7 million, $9.0 million and $8.8 million at December 31, 2007 were performing in accordance with their terms at such date.

Loan Portfolio Composition.  The following table sets forth the composition of Peoples’ loans at the dates indicated.

	December 31,						September 30,
	2007		2006		2005		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Net loans	Amount	Net loans	Amount	Net loans	Amount	Net loans	Amount	Net loans	Amount	Net loans
	(Dollars in Thousands)
Mortgage loans:
Single-family residential	$311,968	49.2%	$343,346	42.3%	$341,233	40.1%	$252,424	35.8%	$226,735	37.8%	$230,775	41.7%
Multi-family residential	82,176	12.9	122,221	15.0	124,984	14.7	122,802	17.4	106,799	17.8	95,459	17.2
Nonresidential real estate and land	128,955	20.3	140,909	17.3	147,086	7.3	132,502	18.8	158,907	26.5	131,444	23.7
Construction loans	144,171	22.7	234,830	28.9	259,249	30.4	220,733	31.3	124,996	20.9	122,598	22.1
Total mortgage loans	667,270	105.1	841,306	103.5	872,552	102.5	728,461	103.3	617,437	103.0	580,276	104.7

Commercial loans	20,012	3.2	30,933	3.8	47,258	5.6	43,231	6.1	33,238	5.5	29,955	5.4
Consumer loans	16,758	2.6	23,022	2.9	24,898	2.9	22,502	3.2	21,781	3.6	11,769	2.1
Total loans receivable	704,040	110.9	895,261	110.2	944,708	111.0	794,194	112.6	672,456	112.1	622,000	112.2
Less:
Undisbursed portion of loans in process	(33,661)	(5.3)	(62,042)	(7.6)	(77,094)	(9.1)	(72,894)	(10.3)	(59,045)	(9.8)	(55,308)	(10.0)
Allowance for loan losses	(34,499)	(5.4)	(18,369)	(2.3)	(13,444)	(1.6)	(13,697)	(1.9)	(11,025)	(1.8)	(9,744)	(1.8)
Deferred loan fees	(1,459)	(0.2)	(2,272)	(0.3)	(2,900)	(0.3)	(2,889)	(0.4)	(2,920)	(0.5)	(2,597)	(0.4)

Loans receivable, net	$634,421	100.0%	$812,578	100.0%	$851,270	100.0%	$704,714	100.0%	$599,466	100.0%	$554,351	100.0%

Origination of Loans.  The lending activities of Peoples are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management.  Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers. Written loan applications are taken by loan officers.  Loan processors obtain or procure credit reports, appraisals and other documentation involved with a loan.  Property valuations are performed by independent outside appraisers approved by the Board of Directors of Peoples.  The Bank’s underwriting standards primarily focuses on the borrower’s cash flow capacity to service the loan and to a lesser extent, the collateral value.  This represents a transition from underwriting standards primarily based on collateral value, which are generally used by thrifts, to underwriting standards more widely used by banks.

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

Activity in Loans.  The following table shows the activity in Peoples’ loans during the periods indicated.

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2007	2006	2005	2005	2004	2003
	(In Thousands)

Total loans held at beginning of period	$895,261	$944,708	$794,194	$672,456	$622,000	$556,850
Originations of loans:
Mortgage loans:
Single-family residential	58,345	90,797	29,831	79,588	89,145	63,502
Multi-family residential	7,664	40,510	12,659	42,248	29,357	50,686
Construction	29,131	106,240	19,295	91,494	75,278	101,019
Nonresidential real estate and land	49,626	80,004	32,450	85,658	70,158	30,170
Commercial loans	15,012	18,995	8,899	34,768	23,051	25,852
Consumer loans	2,656	5,093	846	11,058	12,374	7,344
Total originations (1)	162,434	341,639	103,980	344,814	289,465	278,573
Increase due to Ameriana branch acquisition	—	—	—	—	—	32,769
Increase due to American State acquisition	—	—	—	38,358	—	—
Increase due to Peoples Federal acquisition	—	—	122,643	—	—	—
Increase due to Mercantile acquisition	—	38,030	—	—	—	—
Total increases	—	38,030	122,643	38,358	—	311,342
Transfers to real estate owned	(6,861)	(1,008)	—	(1,854)	(513)	(2,863)
Charge-offs	(18,284)	(13,103)	(2,206)	(1,081)	(2,360)	(2,122)
Other increases (decreases) (2)	(59,147)	(48,481)	2,188	5,197	(9,641)	5,879
Repayments	(269,363)	(366,524)	(76,091)	(263,696)	(236,398)	(247,086)
Net activity in loans	(191,221)	(49,447)	150,514	121,738	50,456	65,150
Gross loans held at end of period	$704,040	$895,261	$944,708	$794,194	$672,456	$622,000

(1)                      Undisbursed portions of loans in process totaled $33.7 million, $62.0 million, $77.1 million, $72.9 million, $59.0 million, and $55.3 million at December 31, 2007, 2006 and 2005, and September 30, 2005, 2004, and 2003, respectively.

(2)                      Includes loan participations sold of $4.9 million, $5.1 million, $1.1 million, $5.0 million, and $10.2 million in fiscal 2007, 2006, 2005, 2004 and 2003, respectively.  There were no loan participations sold for the three months ended December 31, 2005.  For fiscal 2007, 2006 and 2005, includes whole loans sold of $27.1 million, $29.5 million and $6.7 million, respectively, and for the three months ended December 31, 2005, includes whole loans sold of $3.5 million. The reduction in total loans resulting from sales of loans and loan participations in fiscal 2007 and 2006, the three months ended December 31, 2005, and fiscal 2005, 2004, and 2003 were offset (increased) by increases (decreases) in undisbursed loans in process, and other net items totaling approximately $(27.1) million, $(13.9) million, $5.7 million, $13.0 million, $5.3 million, and $16.1 million, respectively.

The significant repayments of $269.4 million, $366.5 million, $263.7 million, $236.4 million and $247.1 million during fiscal 2007, 2006, 2005, 2004, and 2003 respectively, were primarily due to the repayment of short-term construction loans and land development loans as well as the refinancing activity related to adjustable-rate single-family residential loans that were set to reprice in the current year.

Charge-offs of $18.3 million during fiscal 2007 consisted primarily of $8.5 million in loans secured by one- to four-family residential real estate (including $7.4 million of non-owner occupied investment property), $4.7 million in loans secured by multi-family residential real estate, $844,000 in construction loans, $1.3 million in loans secured by commercial real estate and land, and $2.9 million in commercial and consumer loans.  The increase in charged-off loans was primarily due to both (i) real estate investors and developers experiencing cash flow difficulties and (ii) the downturn in the local economy.  See “Asset Quality.”

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples generally confines its lending activity to its primary market area of Warren, Butler and Hamilton Counties in Ohio and Dearborn and Ohio Counties in Indiana.  Subject to its loans-to-one borrower limitation, Peoples is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate.  Peoples may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets.  This 35% limitation may be exceeded for certain types of consumer loans.  In addition, Peoples may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.  At December 31, 2007, Peoples was within each of the above lending limits.  Notwithstanding the foregoing, Peoples’ lending activities are significantly restricted due to the requirements of the Orders.  See “Business – General.”

One- to Four-Family Residential Real Estate Loans.  The primary real estate lending activity of Peoples continues to be the origination of loans secured by residential real estate.  At December 31, 2007, $312.0 million, or 49.2% of the net loan portfolio of Peoples consisted of conventional one- to four-family residential loans, compared to $343.3 million, or 42.3% at December 31, 2006 and  $341.2 million or 40.1% of the net loan portfolio at December 31, 2005. Owner occupied residential real estate loans are not restricted by the Orders.

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

The residential mortgage loans originated by Peoples consist of fixed rate and adjustable rate loans.  Presently, the single-family fixed-rate residential mortgage loans originated by Peoples have terms of up to 30 years.  In addition, Peoples originates adjustable-rate mortgage loans on which the interest rate adjusts every one, three or five years based upon the one-year or three-year rate on T-bills plus a specified margin.  During fiscal 2004, Peoples introduced a five year fixed rate balloon product and a five year fixed rate product which adjusts on an annual basis thereafter based on the one-year rate on the T-bill.  At December 31, 2007, $157.6 million, or 50.5% of our single-family residential loans were fixed rate and $154.4 million, or 49.5% were adjustable rate.  Most of Peoples’ single-family loans in 2007 were originated for its portfolio, and some of these loans did not conform to Fannie Mae and Freddie Mac requirements and therefore, could not be sold in the secondary market.

Peoples’ non-owner occupied residential mortgage loans have been originated primarily to investors and builders, and have been made on substantially the same terms as owner occupied residential real estate loans.  In 2007, the Company curtailed its one- to four-family residential  lending to investors, due in large part to the downturn in the local housing market, the increase in the Bank’s nonaccrual loans and charge-offs, and to realign the portfolio due to loan concentrations.  As previously stated, Peoples is currently prohibited from originating such loans.  See “Business – General.”

Multi-family Residential Loans.  Peoples has also originated multi-family (over four units) residential loans.  Peoples’ multi-family loans are primarily secured by apartment buildings or apartments being converted to condominium units.  The multi-family residential mortgage loans of Peoples have been underwritten on substantially the same basis as its nonresidential real estate loans, discussed below, although loan-to-value ratios are generally limited to 80%.  At December 31, 2007, Peoples had $82.2 million in multi-family residential mortgage loans, which amounted to 12.9% of Peoples’ net loan portfolio, compared to $122.2 million, or 15.0% of Peoples’ net loan portfolio at December 31, 2006.  As previously stated, Peoples is currently prohibited from originating such loans.  See “Business – General.”

Nonresidential Real Estate and Land Loans.  Peoples’ nonresidential real estate and land loan portfolio primarily consists of loans secured by land for development purposes, professional offices, small retail centers, warehouses and building lots located within Peoples’ primary market area.  Nonresidential real estate and land loans amounted to $129.0 million, or 20.3% of the net loan portfolio at December 31, 2007.  This compares to $140.9 million, or 17.3% at December 31, 2006.   As previously stated, Peoples is currently prohibited from originating such loans.  See “Business – General.”

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

Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions as well as local economic conditions.  In early 2007, the Bank curtailed new origination of land development and acquisition loans based on the downturn in the local housing market, the increase in the Bank’s nonaccrual loans and charge-offs, and to realign the portfolio due to loan concentrations.  As previously stated, Peoples is currently prohibited from originating such loans.  See “Business – General.”

Construction Loans.  At December 31, 2007, Peoples had approximately $144.2 million, or 22.7% of the net loan portfolio, in construction loans, compared to $234.8 million, or 28.9% of the total loan portfolio at December 31, 2006.  Of this amount at December 31, 2007, $131.8 million, or 91.4%, consisted of residential construction loans and $12.4 million, or 8.6%, consisted of nonresidential construction loans.  The construction loans of Peoples have been comprised of loans made to builders on a pre-sold basis, as well as to builders for homes on an unsold or speculative basis.

Peoples’ construction loans to builders have generally been made with a term not to exceed twelve months.  Interest-only payments are required during the construction period, which is typically twelve months.  Peoples generally limits the number of unsold homes under construction to its builders. This number is dependent on the financial strength of the builder, marketability of the property and the Bank’s experience with and present exposure to the builder.  In addition, loans made to borrowers to construct their personal residences are originated at one closing as a construction/permanent loan.

Peoples has also originated loans for the construction of nonresidential real estate such as small office buildings and warehouses.  These loans are typically originated as construction/permanent loans with interest only payments during the construction period and converting to a permanent loan at the end of the construction period.  These loans are generally made with a construction term of 12 months.  The loan to value ratio is generally limited to 75% on these loans on an “as completed” basis.

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

Peoples is currently prohibited from originating speculative residential construction loans, multi-family residential construction loans and commercial construction loans.  See “Business – General.”

Commercial Loans.  Peoples’ commercial loans consist primarily of secured and unsecured lines of credit predominantly to builders and developers for working capital purposes, and to a lesser extent, loans secured by business equipment.  At December 31, 2007, commercial loans amounted to $20.0 million, or 3.2% of Peoples’ net loan portfolio, compared to $30.9 million, or 3.8% of the net loan portfolio at December 31, 2006.  In early 2007, the Bank curtailed new origination of commercial unsecured loans in recognition of the downturn in the local housing market and the increase in the Bank’s nonaccrual loans and charge-offs.  As previously stated, Peoples is currently prohibited from originating such loans.  See “Business – General.”

Consumer Loans.  Peoples’ consumer and other loans consist of loans secured by deposit accounts, automobiles and stock.  At December 31, 2007, consumer and other loans amounted to $16.8 million, or 2.6% of Peoples’ net loan portfolio, compared to $23.0 million, or 2.9% of Peoples’ net loan portfolio as of December 31, 2006.

Loan Origination and Other Fees.  In addition to interest earned on loans, Peoples receives loan origination fees or “points” for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.  In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. Peoples had $1.5 million and $2.3 million of deferred loan fees at December 31, 2007 and December 31, 2006, respectively.

Contractual Principal Repayments and Interest Rates.  The following table sets forth scheduled contractual amortization of Peoples’ loans at December 31, 2007 as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.  Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	Principal Repayments Contractually Due in Year(s) Ended December 31,
								Total at
				2011-	2013-	2019-	There-	December 31,
	2008	2009	2010	2012	2018	2023	after	2007
	(In Thousands)

Mortgage loans:
Single-family residential	$79,836	$10,071	$10,186	$20,281	$54,804	$41,490	$95,299	$311,967
Multi-family residential	19,242	3,096	3,241	5,990	11,932	8,785	29,890	82,176
Nonresidential real estate and land	57,577	5,362	5,413	9,670	18,557	16,895	16,423	129,897
Construction loans	118,917	6,623	2,766	1,421	3,813	2,137	7,553	143,230
Commercial loans	15,348	2,717	885	666	397	—	—	20,013
Consumer loans	16,307	224	138	86	2	—	—	16,757

Total (1)	$307,227	$28,093	$22,629	$38,114	$89,505	$69,307	$149,165	$704,040

(1)	Of the $396.8 million of loan principal payments contractually due after December 31, 2008, $150.2 million have fixed rates of interest and $246.6 million have adjustable rates of interest.

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

Real estate acquired by Peoples as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold.  Peoples had real estate owned of $6.9 million and $333,000 at December 31, 2007 and December 31, 2006, respectively.  At December 31, 2007, approximately $5.1 million of real estate owned consisted of a residential development for multi-family residences and condominiums in a northern Cincinnati suburb.

At December 31, 2007, the Company had $25.9 million of non-performing loans.  If the current downturn in the local economy continues and borrowers are not able to meet their debt service obligations, the Company may experience a continued migration of non-performing loans to real estate owned.

Delinquent Loans.  The following tables set forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples’ loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At December 31, 2007 31-59 Days Delinquent		At December 31, 2007 60-89 Days Delinquent		At December 31, 2006 60-89 Days Delinquent		At December 31, 2005 60-89 Days Delinquent
		Percent		Percent		Percent		Percent
		Of Loan		Of Loan		Of Loan		Of Loan
	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Mortgage loans:
Single-family	$7,641	2.18%	$3,465	1.12%	$3,140	0.91%	$2,832	0.83%
Multi-family	7,670	7.09	—	—	1,699	1.39	—	—
Nonresidential real estate and land	6,032	4.27	2,892	2.24	2,804	1.99	1,646	1.12
Commercial	335	1.67	359	1.80	1,377	4.45	1,106	2.34
Consumer	101	0.60	715	4.27	45	0.20	163	0.65
Total	$21,779	3.09%	$7,431	1.06%	$9,065	1.01%	$5,747	0.61%

Non-Performing Assets.  The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans and other real estate owned.

	At December 31,			At September 30,
	2007	2006	2005	2005	2004	2003
	(Dollars in Thousands)

Non-accrual loans:
Single-family residential	$4,834	$7,140	$5,481	$6,674	$2,090	$1,752
Multi-family residential	5,225	4,243	928	2,325	2,535	3,557
Nonresidential real estate and land	10,070	8,273	2,488	3,787	197	—
Construction loans	4,643	2,302	4,361	2,640	1,039	1,951
Commercial loans	537	2,028	4,759	3,220	165	—
Consumer loans	8	97	742	741	3	4
Total non-accrual loans	25,317	24,083	18,758	19,387	6,029	7,264
Loans 90 days past due and accruing	613	1,716	—	1,266	—	—
Total non-performing loans	25,930	25,799	18,758	20,653	6,029	7,264
Other real estate owned, net	6,916	333	188	207	301	1,293
Total non-performing assets	$32,846	$26,132	$18,946	$20,860	$6,330	$8,557
Non-performing assets to total assets	3.70%	2.54%	1.82%	2.07%	0.71%	1.16%
Non-performing loans to total loans-net	4.09%	3.17%	2.20%	2.96%	1.01%	1.31%

Nonperforming assets totaled $32.8 million, $26.1 million, and $18.9 million at December 31, 2007, 2006 and 2005, respectively.  Nonperforming assets at December 31, 2007 consisted of $4.8 million of loans secured by single-family residential real estate, $5.2 million of loans secured by multi-family residential real estate, $10.6 million of loans secured by nonresidential real estate and land, $4.6 million in construction loans, $562,000 of commercial and consumer loans, and $6.9 million in foreclosed real estate.  Of the $25.9 million of nonperforming loans at December 31, 2007, approximately $1.6 million were less than 30 days past due.  Over the past two years, the Bank has revised its methods of reviewing loans for potential weaknesses, which includes a strong emphasis on cash flow analysis.  The Bank’s management continues to take this proactive approach, in addition to aggressively pursuing the collection and resolution of all delinquent and nonperforming loans. The increase in nonperforming loans was due in large part to the downturn in the local housing market and resultant cash flow issues faced by local property investors.

At December 31, 2007, non-accrual loans secured by one- to four-family residential real estate consisted of $1.9 million in owner-occupied residences with an average balance of $69,000, and $2.9 million in non-owner occupied residential real estate with an average balance of $71,000.   Three borrowers represented $1.9 million of the non-owner occupied one-  four-family residential non-accrual loans.  Non-accrual loans secured by multi-family residential real estate amounted to $5.2 million with an average balance of $435,000.  Two borrowers represented $3.9 million of the multi-family residential non-accrual loans, with the largest borrower owing $2.8 million.

Nonresidential real estate and land secured non-accrual loans totaled $10.1 million at December 31, 2007.  The average balance of these 25 loans was $403,000.  Approximately $6.3 million of the nonresidential real estate and land secured non-accrual loans were loan acquisition and development loans, with the largest borrower owing $3.8 million.  Loans secured by building lots included in the nonresidential real estate secured non-accrual loans totaled $990,000 at December 31, 2007, and were primarily comprised of 3 borrowers, with the largest borrower owing $783,000.  Twelve nonresidential real estate secured non-accrual loans totaling $2.8 million were secured by commercial real estate, with the largest borrower owing $933,000.

Non-accrual construction loans totaled $4.6 million at December 31, 2007, with an average balance of $244,000.  Approximately $3.8 million of these construction loans are secured by one-to four-family residential real estate.  Commercial and consumer non-accrual loans totaled $545,000, with $503,000 of these loans being unsecured.

If the $25.3 million of non-accruing loans of Peoples had been current in accordance with their terms during fiscal 2007, the gross income on such loans would have been approximately $2.8 million.  A total of approximately $913,000 of interest income was actually recorded by Peoples on such loans in the fiscal year ended December 31, 2007.

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

The following table sets forth information with respect to classified assets as identified by Peoples, at the dates indicated.

	At December 31, 2007			At December 31, 2006
	Substandard	Doubtful	Loss	Substandard	Doubtful	Loss
	(in thousands)
Single-family residential loans	$6,348	$—	$—	$14,083	$1,213	$—
Multi-family residential loans	5,621	—	—	8,567	—	—
Nonresidential real estate and land loans	15,673	—	—	10,079	—	—
Construction loans	4,643	—	—	3,750	—	—
Commercial loans	1,323	—	—	3,916	61	—
Consumer loans	38			101	2
Real estate owned	6,915	—	—	333	—	—
	$40,551	$—	$—	$40,830	$1,276	$—

Peoples’ total classified assets at December 31, 2007 amounted to $40.6 million, with no assets classified doubtful or loss.  It was management’s opinion that as of December 31, 2007, no loans exhibited characteristics to warrant a doubtful classification, while loans classified loss were charged off in full.   The largest classified loan at December 31, 2007 was a $3.8 million loan secured by a land development project.  The remaining $36.8 million of classified assets at December 31, 2007 consisted of approximately $4.4 million secured by  non-owner occupied residential real estate, $1.9 million secured by  owner-occupied residential real estate, $5.6 million secured by multi-family residential real estate, $4.6 million in residential construction loans, $11.9 million in loans secured by nonresidential real estate and land, $1.4 million of commercial and consumer loans, and $6.9 million of foreclosed real estate.  The real estate owned consisted of $5.5 million of land and land development, $546,000 of single-family residential real estate, and $393,000 of multi-family real estate.

Approximately $43.1 million of loans were categorized as special mention by the Bank as of December 31, 2007, compared to $31.6 million at December 31, 2006.  Although these loans are not deemed classified, these loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank’s credit position.  Concerns may lie with cash flow, liquidity, leverage, collateral or industry conditions.  Over the past two years, the Bank has revised its methods of reviewing loans for potential weaknesses, which includes a strong emphasis on cash flow analysis. The Bank’s management believes that this proactive approach has resulted in earlier detection of loans with potential exposure.  The Bank’s management has also increased its monitoring of these loans and is working proactively with borrowers to remediate and mitigate risk associated with these loans.

Allowance for Loan Losses.  The allocation of the allowance for loan losses based on particular types of loans was as follows:

	December 31,						September 30,
	2007		2006		2005		2005
		Percent of		Percent of		Percent of		Percent of
	Balance	total	Balance	total	Balance	total	Balance	total
	(Dollars in Thousands)

Single-family residential	$13,217	38.3%	$4,615	25.2%	$1,328	9.88%	$2,097	15.3%
Multi-family residential	6,599	19.1	4,084	22.2	477	3.55	517	3.8
Nonresidential real estate and land	6,154	17.8	2,904	15.8	3,229	24.02	3,020	22.0
Construction loans	4,893	14.2	2,027	11.0	1,194	8.88	976	7.1
Commercial loans	3,475	10.1	4,551	24.8	6,688	49.75	6,587	48.1
Consumer loans	161	0.5	188	1.0	528	3.93	500	3.7
	$34,499	100.0%	$18,369	100.0%	$13,444	100.0%	$13,697	100.0%

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

A quarterly analysis of the allowance for loan loss requirements includes general allocations based on the type of collateral securing the loan.  In the analysis, loans determined to have a higher risk, such as land development loans, non-owner occupied residential real estate loans, and unsecured commercial loans, will have higher allowance requirements.  Additional allowance requirements are allocated to criticized assets, based on the classified status of the loan.  For example, loans classified substandard require higher loan loss allowances as compared to loans classified special mention.  No special allowances are provided for concentration of loans to one borrower, unless management becomes aware of a potential problem with collectibility.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that should be charged-off.

Peoples increased its allowance for loan losses by recording a $24.5 million provision for losses on loans in the fourth quarter of 2007 and a total of $32.8 million for fiscal year 2007 based on the current level of non-performing, classified and criticized loans.  The level of these loans is primarily due to delinquent loans in the Bank’s non-owner occupied (investment property) residential loan portfolio and its acquisition, development, and construction loan portfolio. The delinquencies in these portfolios are due primarily to the continuing downturn in the local economy and resultant cash flow issues faced by local property investors and developers.

At the beginning of 2007, the Company curtailed its acquisition and development lending, one- to four-family residential investment lending, and unsecured commercial lending.  While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Future adjustments to the allowance could significantly affect future net earnings.

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2007	2006	2005	2005	2004	2003
	(Dollars in Thousands)

Allowance at beginning of period	$18,369	$13,444	$13,697	$11,025	$9,744	$7,656
Increase due to Peoples Federal acquisition	—	—	907	—	—	—
Increase due to Mercantile acquisition	—	302	—	—	—	—
Provision for losses on loans	32,800	17,450	900	3,600	3,600	4,198
Charge-offs:
Single-family residential	(8,484)	(4,053)	(1,519)	(103)	(609)	(97)
Multi-family residential	(4,741)	(2,369)	(360)	(940)	(1,431)	—
Nonresidential real estate and land	(1,274)	(1,307)	(204)	—	(151)	(1,097)
Construction	(844)	(1,601)	—	(16)	—	(62)
Commercial	(2,887)	(1,042)	—	—	(145)	(866)
Consumer and other loans	(54)	(2,731)	(123)	(22)	_ (24)	—
Total charge-offs	(18,284)	(13,103)	(2,206)	(1,081)	(2,360)	(2,122)
Recoveries:
Single-family residential	357	78	—	9	—	12
Multi-family residential	190	9	—	140	—	—
Nonresidential real estate and land	199	—	—	—	—	—
Construction	593	1	—	—	—	—
Commercial	158	73	142	—	21	—
Consumer and other loans	117	115	4	4	20	—
Total recoveries	1,614	276	146	153	41	12
Net loans charged-off to allowance for loan losses	(16,670)	(12,827)	(2,060)	(928)	(2,319)	(2,110)
Allowance at end of period	$34,499	$18,369	$13,444	$13,697	$11,025	$9,744

Allowance for loan losses to total nonperforming loans at end of period	133.0%	71.20%	71.67%	66.32%	182.87%	134.15%

Allowance for loan losses to total gross loans at end of period	4.90%	2.05%	1.42%	1.72%	1.64%	1.57%

Investment Securities

Peoples has authority to invest in various types of securities, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers’ acceptances and federal funds.  Each large purchase of an investment security is approved by the Board of Directors.

The investment policy of Peoples is designed to maintain adequate liquidity, manage investment assets in conjunction with interest rate risk and maximize stability through diversification.  Excess funds not utilized to meet loan demand are typically invested using the guidelines of the investment policy to seek the maximum return with minimal risk. All investments are approved to be held as “Available for sale” or “Held to maturity”.  Peoples does not maintain any investments as “Trading” or “Held to Maturity”.  Peoples transacts all investment activity through a select group of securities dealers approved by the Board of Directors.

The following table sets forth information regarding the carrying value and fair value of Peoples’ securities at the dates indicated.

	December 31,						September 30,
	2007		2006		2005		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities	63,258	63,335	$52,818	$52,669	$71,401	$71,024	$199,845	$199,716
Mutual funds	1,251	1,210	1,199	1,146	1,149	1,101	1,136	1,096
US treasuries and agencies	1,974	1,993	1,966	1,965	1,242	1,211	5,549	5,535
Municipal securities	1,027	1,034	1,114	1,111	1,151	1,146	1,009	1,019
Other equity securities	—	—	7	8	—	—	—	—
Total	$67,510	$67,572	$57,104	$56,899	$74,943	$74,482	$207,539	$207,366
Required investment:
Federal Home Loan Bank stock	$14,024	$14,024	$14,024	$14,024	$13,122	$13,122	$11,871	$11,871

The following table sets forth the activity in Peoples’ aggregate securities portfolio during the periods indicated.

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2007	2006	2005	2005
	(In Thousands)

Securities at beginning of period	$70,923	$87,604	$219,237	$239,995
Purchases (1)	29,854	721	177	88,667
Sales of available for sale securities	(8)	(2,008)	(110,272)	(41,186)
Amortization of premiums and discounts	(90)	(628)	(247)	(1,768)
Repayments, prepayments and maturities	(19,349)	(22,425)	(22,482)	(76,502)
Securities acquired through acquisition – net	—	7,407	1,480	9,699
Increase (decrease) in unrealized gains (losses) on available-for-sale securities	266	252	(289)	332

Securities at end of period (2)	$81,596	$70,923	$87,604	$219,237

(1)                                 Includes increases in Federal Home Loan Bank stock, other stock investments, and mutual funds from purchases and dividends.

(2)                                  At December 31, 2007, 2006 and 2005, and September 30, 2005, $78.2 million or 95.9%, $67.3 million or 94.8%, $85.8 million or 97.9%, and $199.6 million or 91.1%, respectively, of Peoples’ securities portfolio consisted of adjustable-rate securities .

The following table sets forth certain information regarding the maturities of Peoples’ security portfolio at December 31, 2007.

	Contractually Maturing
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1-5	Average	6-10	Average	Over 10	Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield
	(Dollars in Thousands)
Investment securities	$23	5.40%	$1,150	4.79%	$638	4.85%	$1,216	5.32%
Mortgage-backed securities	101	4.50	—	—	943	4.24	62,291	5.15

	$124	4.67%	$1,150	4.79%	$1,581	4.49%	$63,507	5.15%

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Peoples.  At December 31, 2007, Peoples had mortgage-backed securities with a fair value totaling $63.3 million.

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

The following table sets forth the activity in Peoples’ deposits during the periods indicated.

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2007	2006	2005	2005
		(In Thousands)

Beginning balance	$755,261	$726,629	$612,199	$472,436

Net increase (decrease) before interest credited	(20,546)	28,230	114,358	139,568
Interest credited	497	402	72	195

Net increase (decrease) in deposits (including acquisitions)	(20,049)	28,632	114,430	139,763

Ending balance	$735,212	$755,261	$726,629	$612,199

The following table sets forth by various interest rate categories the certificates of deposit with Peoples at the dates indicated.

	December 31,			September 30,
	2007	2006	2005	2005
	(In Thousands)

0.00% to 2.99%	$1,475	$8,438	$71,821	$95,437
3.00% to 3.99%	41,767	78,277	137,292	107,399
4.00% to 4.99%	227,548	253,708	215,232	140,226
5.00% to 6.99%	241,002	158,864	17,112	18,514
7.00% to 8.99%	5	5	—	—

Total	$511,797	$499,292	$441,457	$361,576

The following table sets forth the amount and remaining maturities of Peoples’ certificates of deposit at December 31, 2007.

	Six Months And Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(In Thousands)

0.00% to 2.99%	$1,370	$28	$38	$39	$—
3.00% to 3.99%	17,420	13,097	11,011	239	—
4.00% to 4.99%	112,049	32,336	28,567	29,966	24,630
5.00% to 6.99%	211,087	18,613	4,761	3,244	3,297
7.00% to 8.99%	—	5	—	—	—

Total	$341,926	$64,079	$44,377	$33,488	$27,927

As of December 31, 2007, the aggregate amount of outstanding certificates of deposit at Peoples, in amounts greater than $100,000, was approximately $152.4 million.  The following table presents the maturity of these certificates of deposit at such date.

December 31, 2007
(In Thousands)

3 months or less	$45,175
Over 3 months through 6 months	52,756
Over 6 months through 12 months	23,576
Over 12 months	30,871

$152,378

The following table sets forth the dollar amount of deposits in various types of deposits offered by Peoples at the dates indicated.

	At December 31,						At September 30,
	2007		2006		2005		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Non-interest checking accounts	$21,936	2.99%	$21,967	2.91%	$24,125	3.32%	$20,150	3.29%
Savings and checking accounts	182,414	24.81	213,139	28.22	242,593	33.39	210,590	34.40
Certificates of deposit	511,797	69.61	499,292	66.11	441,457	60.75	361,576	59.06
Money market accounts	19,065	2.59	20,863	2.76	18,454	2.54	19,883	3.25

Total	$735,212	100.00%	$755,261	100.00%	$726,629	100.00%	$612,199	100.00%

The average daily deposits for the years ended December 31, 2007, December 31, 2006 and September 30, 2005, and the average rates paid on those deposits are summarized in table on the following page.

	For Year Ended December 31, 2007		For Year Ended December 31, 2006		For Year Ended September 30, 2005
	Average Daily Balance (000’s)	Average Rate Paid	Average Daily Balance (000’s)	Average Rate Paid	Average Daily Balance (000’s)	Average Rate Paid

Non-interest checking	$22,394	0.00%	$23,944	0.00%	$15,668	0.00%
Savings and checking accounts	193,845	2.80	230,353	2.65	190,901	2.23
Certificates of deposit	506,294	4.78	478,148	4.30	295,636	3.61
Money market accounts	20,097	1.97	20,303	1.92	25,019	1.22

Total deposits	$742,630	4.04%	$752,748	3.59%	$527,224	2.89%

Borrowings.  Peoples may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of the common stock Peoples owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  As of December 31, 2007, Peoples was permitted to borrow, subject to security pledge agreements, up to $450.6 million from the Federal Home Loan Bank of Cincinnati.  At such date, Peoples had $61.1 million of Federal Home Loan Bank advances. The Bank has used Federal Home Loan Bank advances in order to complement deposits as a funding source for loans and investments.  Of the $61.1 million of advances at December 31, 2007, $2.0 million mature in fiscal 2008.

In addition, Peoples has a $17.5 million line of credit with another financial institution, which matures in June 2008.  As of December 31, 2007, Peoples had an outstanding balance on this line of credit of $16.5 million. The loan is secured by the outstanding shares of the Bank.  The loan agreement contains certain financial covenants which, if not complied with, could allow the lender to accelerate repayment of the loan.   As of December 31, 2007, the Company was not in compliance with the covenant requiring the Company to maintain a minimum Tier 1 Leverage Capital of 7.0%.   The Company is currently negotiating with the lender regarding a modification, waiver of such default and/or an extension of the line of credit.

The following table shows certain information regarding the borrowings of Peoples at or for the dates indicated:

	At or for the Year Ended December 31,		At or for the Three Months Ended December 31,	At or for the Year Ended September 30
	2007	2006	2005	2005
		(Dollars in thousands)

Federal Home Loan Bank advances:
Average balance outstanding	$102,745	$172,073	$262,102	$296,527
Maximum amount outstanding at any month-end during the period	$142,181	$203,148	$260,564	$320,474
Balance outstanding at end of period	$61,128	$144,185	$193,132	$273,569
Average interest rate during the period	4.08%	4.10%	3.94%	3.35%
Weighted-average interest rate at end of period	3.91%	3.96%	3.89%	3.89%

Line of Credit:
Average balance outstanding	$14,705	$1,357	$—	$—
Maximum amount outstanding at any month-end during the period	$16,500	$12,700	$—	—
Balance outstanding at end of period	$16,500	$12,700	$—	—
Average interest rate during the period	7.78%	7.84%	n/a	n/a
Weighted-average interest rate at end of period	7.24%	7.37%	n/a	n/a

Total Employees

Peoples had 183 full-time equivalent employees at December 31, 2007.  None of these employees are represented  by a collective bargaining agent, and Peoples believes that it enjoys good relations with its personnel.

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

Peoples Community Bancorp

Peoples is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act, and is subject to OTS examination and supervision as well as certain reporting requirements.  Federal law generally prohibits a savings and loan holding company, without prior OTS approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof.  These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities.  Peoples operates as a unitary savings and loan holding company.  The activities of Peoples and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

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

If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

•	the payment of dividends by the savings institution;

•	transactions between the savings institution and its affiliates; and

•	any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

Every savings institution subsidiary of a savings and loan holding company is required to give OTS at least 30 days’ advance notice of any proposed dividends to be made on its guaranty, permanent or other non-withdrawable stock, or else such dividend will be invalid.  See “Peoples Community Bank - Capital Distributions.”

Restrictions on Transactions With Affiliates.  Transactions between a savings institution and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OTS regulations. Affiliates of a savings institution generally include, among other entities, the savings institution’s holding company and companies that are controlled by or under common control with the savings institution.  However, most subsidiaries of savings institutions are not considered affiliates for the purposes of these rules.

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

Peoples Community Bank

General.   The Bank is a federally chartered stock savings bank.  The OTS is the chartering authority and primary federal regulator of the Bank. The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The Bank also is subject to regulation and examination by the FDIC and to requirements established by the Federal Reserve Board.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund (“DIF”).

The OTS’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

Insurance of Accounts.  On February 8, 2006, President Bush signed into law legislation that merges the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), eliminates any disparities in bank and thrift risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases.  The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the DIF and set risk-based premiums.

Major provisions in the legislation include:  maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000; allowing insurance coverage for basic deposit and retirement accounts to be increased for inflation every five years in $10,000 increments beginning in 2011; providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions; providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits; requiring the payment of dividends of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); and requiring that the merger of the SAIF and BIF occur no later than July 1, 2006.

The FDIC merged the BIF and SAIF to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The FDIC Board approved a new risk-based premiums system in November 2006, effective January 1, 2007.  The FDIC’s new regulations for risk-based deposit insurance assessments establish four Risk Categories.  Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes approximately 95% of FDIC-insured institutions.  Risk Categories II, III, and IV present progressively greater risks to the DIF.  Effective January 1, 2007, Risk Category I Institutions pay quarterly assessments for deposit insurance at annual rates of five to seven basis points.  The rates for Risk Categories II, III, and IV are seven, 28, and 43 basis points, respectively.  Rates are subject to change with advance notice to insured institutions.  As a result of recent regulatory examinations and the imposition of  the Orders, the Bank’s quarterly assessment rate has recently been significantly increased.  This increase will significantly increase the Company’s other operating expense and negatively impact net earnings or loss.

Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are assigned in regulatory examinations, and financial ratios.  A different method applies for larger institutions.  The rate for an individual institution is applied to its assessment base, which is generally its deposit liabilities subject to certain adjustments.  An institution insured by the FDIC on December 31, 1996 which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments.

The Bank, like other former SAIF insured institutions and BIF insured institutions, is required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of fiscal year 2008, the annual rate of this assessment is 1.14 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of former BIF and SAIF classified insured institution’s deposits, will continue until the bonds mature in 2017 through 2019.

The deposits of the Bank are insured to the maximum extent permitted by the DIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government.  As insured, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances that would result in termination of the Bank’s deposit insurance.

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

At December 31, 2007, the Bank exceeded all of its OTS capital requirements, with tangible, core and risk-based capital ratios of 7.0%, 7.0% and 11.4%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

At December 31, 2007, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

Safety and Soundness Guidelines.  The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The Federal Reserve, the OTS, and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.

Capital Distributions.  OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s retained net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.  The Bank is currently prohibited by the Order issued by the OTS from declaring or making any capital distributions without the prior written approval of the OTS.

Community Reinvestment Act and the Fair Lending Laws.  Savings institutions have a responsibility under the Community Reinvestment Act of 1977 and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with fair lending laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies, and the Department of Justice.

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

A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with certain restrictions on its operations.  At December 31, 2007, the qualified thrift investments of  the Bank were approximately 84.1% of its portfolio assets.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2007, the Bank had $12.9 million in Federal Home Loan Bank of Cincinnati stock, which was in compliance with this requirement.   The Bank also had approximately $1.1 million in Federal Home Loan Bank of Indianapolis stock, which was obtained through the acquisition of American in June 2005 and Peoples Federal in December 2005.

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

At December 31, 2007, the federal income tax reserves of the Bank included $1.4 million for which no federal income tax has been provided.  Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the recent conversion, the retained earnings of the Bank are substantially restricted.

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

Other Matters.  Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Peoples.   Peoples’ federal income tax returns for the tax years ended 2007 and 2006 are open under the statute of limitations and are subject to review by the IRS.  Various companies that the Bank has acquired remain under the statute of limitations by the IRS for the years ended 2004 through 2007.

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

Item 1A. Risk Factors

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon our current expectations and beliefs concerning future developments and their potential effects upon us. These statements and our results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from our expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond our control (as well as the various assumptions utilized in determining our expectations), and which include, but are not limited to, the following:

•                  our ability to adopt and implement a viable business plan that will permit us to operate profitably;

•                  the impact of the Orders on our ability to conduct our business;

•                  our ability to maintain sufficient cash flow to meet debt service and other obligations;

•                  the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

•                  the impact of competition and pricing environments on deposit products;

•                  the ability to access the necessary capital resources in a cost-effective manner to fund our operations;

•                  the impact of changes in the residential, construction and commercial real estate markets and changes in the fair values of our assets and loans, including the value of the underlying real estate collateral;

•                  the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the OTS on various matters;

•                  the ability to maintain effective compliance with laws and regulations and control expenses;

•                  the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies; and

•                  other events, risks and uncertainties discussed elsewhere in this Form 10-K and from time to time in our other reports, press releases and filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update such forward-looking statements.

You should carefully consider the following risks in light of our current operating environment and regulatory status. The occurrence of any of the events described below could materially adversely affect our liquidity, results of operations and financial condition. Additional risks not presently known by us or that we currently deem immaterial may also have a materially adverse impact.

Risks Relating to Our Liquidity

The Company does not on its own have sufficient resources to satisfy its obligations.

As a savings institution holding company, the Company has historically paid its operating expenses, interest expense, taxes and other obligations, including interest on its line of credit and junior subordinated debentures, from its cash on hand, investments, and intercompany tax payments.  Without an additional capital infusion as well as possibly a restructuring of existing debt obligations, current cash flows and capital resources of the Company will be insufficient to fund the Company’s operating expenses and to meet its debt service obligations on the junior subordinated debentures beginning in August, 2008 or, more importantly, to pay off the $17.5 million line of credit which is due on June 30, 2008.  Since the Orders prohibit the Bank from paying cash dividends without the prior written consent of the OTS, the Company will only be able to rely upon existing cash and cash equivalents as the sources of its liquidity.  Without the ability to rely on dividends from the Bank, the Company will require funds from other capital sources to meet its obligations such as restructuring the current line of credit or replacing the current line of credit.  Any increase in the Company’s outstanding indebtedness will also require OTS approval.

The Company is actively evaluating various capital strategies to meet its obligations, including restructuring its outstanding debt and selling branch offices.  The Company cannot provide assurance that it will succeed in accomplishing any restructuring of its existing debt or selling branches before its capital resources are depleted.  Failure to restructure the Company’s debt obligations or to sell branches will have a material adverse effect on, and impair, the Company’s business, financial condition and ability to operate as a going concern.  See “–Independent Registered Public Accounting Firm’s Report with Disclosure of Going Concern Issue.”

The Company’s line of credit is secured by the Bank’s common stock.

The Company’s primary asset consists of the outstanding shares of common stock of the Bank.  The Company’s $17.5 million line of credit, all of which is currently outstanding as of April 14, 2008, is secured by the outstanding shares of common stock of the Bank.  Although the $17.5 million outstanding under the line is due on June 30, 2008, the Company was not in compliance with one of the loan convents at December 31, 2007 and the lender has the ability to accelerate all outstanding amounts upon notice and the passage of 30 days.  The Company is currently negotiating with the lender regarding a waiver of the default, and a modification and/or extension of the line of credit.

Effect of Independent Registered Public Accounting Firm’s Report With Disclosure Of Going Concern Issue.

The report of our independent Registered Public Accountants, which is included in our Annual Report to Stockholders, contains an explanatory paragraph as to our ability to continue as a going concern. Among the factors cited by the accountants as raising substantial doubt as to our ability to continue as a going concern are the recurring losses, the agreements with the OTS and uncertainty about the Company’s ability to meet obligations coming due in 2008.  See Note P of Notes to Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Financial Condition” for management’s discussion of our financial condition at December 31, 2007.

Risks Relating to Our Compliance With Applicable Regulatory Requirements and Developments

The Bank is subject to supervision and regulation by the OTS. As a regulated federal savings bank, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business. As more fully described in Item 1 – “Business – General,” on April 2, 2008, the Company and the Bank both consented to the Orders issued by the OTS.  The Orders require the Company and the Bank to, among other things, file with the OTS an updated business plan and submit to the OTS, on a quarterly basis, variance reports related to the business plan.  The Order issued to the Bank also substantially restricts the Bank’s lending activities. We cannot predict the further impact of the Orders upon our business, financial condition or results of operations. In addition, we cannot predict whether the OTS will take any further action with respect to the Bank or the Company, or, if any such further action were taken, whether such action, including the actions described in Item 1. “Business - General,” would have a material adverse effect on the Company or the Bank.

Other Risks Related to Our Business

Lack of profitable operations in recent periods could continue.

The recessionary forces in the local economy have impacted the Company’s operations and profitability and may continue to do so.  For the years ended December 31, 2007 and 2006, the Company incurred losses of $33.3 million and $4.1 million, respectively.  As the Bank’s primary lending area is the southwest Ohio and southeast Indiana regions, the significant downturn in the real estate market in these regions significantly impacts the asset quality and provision for loan loss requirements of the Bank.  While the Bank’s management continues to aggressively pursue the collection and resolution of all delinquent and non performing loans, future levels of charge offs and adjustments to the allowance could significantly affect future net earnings.

Changes in interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

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

Like all banks, the Company is subject to the effects of any economic downturn, and the significant decline in home values, residential development and commercial properties in the Company’s markets have had and may continue to have a negative effect on results of operations.  The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southwest Ohio and southeast Indiana area in general. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the southwest Ohio counties of Butler, Hamilton and Warren counties, as well as Dearborn and Ohio counties in Indiana.  The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could continue to adversely affect the Company’s financial condition and results of operations.  Additionally, because the Company has a significant amount of loans secured by commercial, multi-family, and non-owner occupied investment properties, decreases in tenant occupancy may also continue to have a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans, which would continue to have an adverse impact on the Company’s earnings.  A significant decline in home values would likely lead to increased delinquencies and defaults in both consumer and home equity loans and owner-occupied residential real estate loan portfolios and result in increased losses in the portfolios.  Recently, there has been a significant downturn in the local economy, a softening in the real estate market and a oversupply of lots, speculative homes and non-owner occupied rental units, leading to cash flow issues faced by local property investors, builders, and developers.  These issues have had a material adverse impact on the Bank’s nonaccrual loans.  At December 31, 2007, the Bank’s nonperforming loans amounted to $25.9 million, or 4.1% of total net loans.  The resolution of such nonperforming loans may substantially impact the Company’s provision for loan losses and allowance for loan losses.

Losses on a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s limited size, individual loan values can be large relative to the Company’s earnings for a particular period.  If a few relatively large loan relationships become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results of that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a relatively small number of loan relationships may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio.  In each of the third and fourth quarters of 2006 and all of 2007, the Company incurred losses on lending relationships that significantly impacted operating results for the relevant period. As of December 31, 2007, the Bank’s nonperforming loans amounted to $25.9 million, with eight borrowers owing $14.6 million, or 56.3% of the total nonperforming loans.   In addition, nonresidential real estate secured non-accrual loans totaled $10.7 million at December 31, 2007, or 41.1% of the total nonperforming loans.

Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on the Company’s results of operations.

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present.  Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes.  Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified.

The Bank recorded goodwill totaling $23.9 million in conjunction with acquisitions of other financial institutions over the past five years.  Following an updated valuation in the fourth quarter of 2007 by an independent third party, the Bank incurred a non-cash impairment charge of $11.4 million for the writedown of goodwill.   This impairment is primarily attributable to lower market valuations for financial institutions in the latter part of 2007, the weakening of the credit market in the second half of 2007, the decline in real estate values, particularly in the Cincinnati region, and the net losses recorded by the Bank and Company for the past six quarters.

Additional valuation allowance of deferred tax asset would negatively impact net earnings or loss.

During 2007, the Company recorded a valuation allowance of $4.4 million based principally on uncertainty about the Company’s ability to generate sufficient future taxable income to realize all of the related temporary differences.  The Company believes that it will realize the remaining deferred tax assets through taxable income resulting from the planned profitable sale of branches of the Bank within the next twelve months.  To the extent that the Bank does not generate taxable income, through the sale of branches or otherwise, the Company may be required to record a further valuation allowance which would adversely impact net earnings or loss.

New or revised tax, accounting and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations and financial condition.

The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations.  These limitations, and sources or potential liability for the violation of such laws and regulation, are described in Item 1 of Part I of this report under the heading “Business – Regulation.”  These regulations, along with the currently existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures.  These laws, regulations, rules, and standards are constantly evolving and may change significantly over time.  The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Company’s results of operations and financial condition, the effects of which are impossible to predict at this time.

Strong competition within the Company’s market area may limit profitability.

The Company faces significant competition both in attracting deposits and in the origination of loans, as described in Item 1 of Part I of this report under the heading “Business – Competition.”  Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits.  Many competitors have substantially greater financial and other resources than the Company.  Moreover, the Company may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans.  Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company.  The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.  This advantage places significant competitive pressure on the prices of loans and deposits.

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

Risks Relating to Our Capital Stock

We do not anticipate declaring dividends for the foreseeable future.

The Company’s Board of Directors has not declared any dividends since the third quarter of 2007.  The Orders prohibit the Bank from paying cash dividends to the Company, which is its primary source for funding dividends to the Company’s shareholders, without the prior approval of the OTS.  The Company believes it has very limited or no ability to pay cash dividends in the foreseeable future, and is prohibited by the Orders from doing so without the consent of the OTS.

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

Item 1B. Unresolved Staff Comments

                Not applicable.

Item 2. Properties

At December 31, 2007, Peoples conducted its business from its main office in West Chester, Ohio and eighteen other branch offices in Hamilton and Warren counties in Ohio and Dearborn and Ohio Counties in Indiana.  The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Peoples at December 31, 2007.

			Net Book Value
			of Property and
			Leasehold
		Lease	Improvements at	Deposits at
	Owned or	Expiration	December 31,	December 31,
	Leased	Date	2007	2007
			(In thousands)
Main Office:
6100 West Chester Road West Chester, Ohio 45069	Owned	N/A	$2,224	$45,623

Branch Offices:
7615 Voice of America Drive
West Chester, Ohio 45069	Owned	N/A	3,269	11,322
11 South Broadway
Lebanon, Ohio 45036	Owned	N/A	655	51,032
4825 Marburg Avenue
Cincinnati, Ohio 45209	Owned	N/A	1,503	28,775
5712 Bridgetown Road
Cincinnati, Ohio 45248	Owned	N/A	1,848	73,945
6570 Harrison Avenue
Cincinnati, Ohio 45247	Owned	N/A	1,208	41,886
7522 Hamilton Avenue
Cincinnati, Ohio 45231	Owned	N/A	1,209	60,670
4100 State Route 128
Cleves, Ohio 45002	Owned	N/A	832	18,831
1101 Columbus Avenue
Lebanon, Ohio 45036	Owned	N/A	1,308	52,222
5797 South State Route 48
Maineville, Ohio 45039	Owned	N/A	915	23,455
8350 Arbor Square Drive
Mason, Ohio 45040	Owned	N/A	1,342	25,153
3530 Springdale Road
Cincinnati, Ohio 45251	Owned	N/A	658	28,443
7200 Blue Ash Road
Cincinnati, Ohio 45236	Owned	N/A	2,440	76,417
9360 Montgomery Road
Cincinnati, Ohio 45242	Owned	N/A	1,910	35,007
6945 South Liberty Drive
Liberty Township, Ohio 45044	Owned	N/A	1,631	3,545
131 Walnut Street
Lawrenceburg, Indiana 47025	Leased	02/13	68	61,705
320 Importing Street
Aurora, Indiana 47001	Owned	N/A	2,409	68,545
24128 State Line Road
Bright, Indiana 47025	Owned	N/A	314	7,867
204 Bridgeway Street
Aurora, Indiana 47001	Owned	N/A	510	N/A
330 Industrial Access Road
Rising Sun, Indiana 47040	Owned	N/A	463	20,769

Additionally, the Company has purchased land in Warren County for $1.0 million for future expansion, and has approximately $586,000 invested in land in Butler County also for future expansion.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The information required herein is incorporated by reference from page 3 of Peoples’ 2007 Annual Report to Stockholders filed as Exhibit 13 hereto (“2007 Annual Report”) and from Part III, Item 12 hereof.

(b)  Not applicable.

(c)  Not applicable.

Item 6. Selected Financial Data

The information required herein is incorporated from pages 4 and 5 of the 2007 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 6 to 18 of the 2007 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated from pages 23 and 24 of the 2007 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 27 to 70 of the 2007 Annual Report.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Peoples Community Bancorp, Inc.

West Chester, Ohio

We have audited the accompanying consolidated statements of financial condition of Peoples Community Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years ended December 31, 2007 and 2006, the three-month period ended December 31, 2005 and for the year ended September 30, 2005. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Community Bancorp, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, the three-month period ended December 31, 2005, and for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note P, the Company has suffered recurring losses from operations and will operate under restrictions set forth by the formal agreements with the Company’s and Bank’s federal regulators, which result in uncertainty about the Company’s ability to meet obligations coming due in 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BKD, LLP

Cincinnati, Ohio

April 15, 2008

312 Walnut Street, Suite 3000 Cincinnati, OH 45202-4025 513 621-8300 Fax 513 621-8345
bkd.com

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in internal control over financial reporting discussed below, as of December 31, 2007 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management has taken remedial steps to address the material weaknesses described below in “Management’s Annual Report on Internal Control Over Financial Reporting.”

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of several material weaknesses in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of our external audit for 2007, we noted several adjustments identified by our external auditors related to the calculation of the allowance for loan losses, significant adjustments to accruals and contingent liabilities and testing for impairment of goodwill. While management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 due to these material weaknesses, this did not result in a material misstatement of any of the Company’s financial statements, including the annual and interim financial statements for 2007.

This annual report does not include an attestation of the Company’s registered public accounting firm regarding internal controls over financial reporting.  The internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2007.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options(1)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	252,161	$18.08	79,264

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	252,161	$18.08	79,264

(1)                                  Included in such number are 109,844 shares which are subject to restricted stock grants which were not vested as of December 31, 2007.  The weighted average exercise price excludes restricted stock grants.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)  The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2007 Annual Report:

Report of Registered Independent Certified Public Accountants.

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006.

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006, the Three Month Period Ended December 31, 2005, and the Year Ended September 30, 2005.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2007 and 2006, the Three Month Period Ended December 31, 2005, and the Year Ended September 30, 2005.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006, the Three Month Period Ended December 31, 2005, and the Yeas Ended September 30, 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, the Three Month Period Ended December 31, 2005, and the Year Ended September 30, 2005.

Notes to Consolidated Financial Statements.

    (2)   All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)  Exhibits.

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

No.	Exhibits
3.1	Articles of Incorporation of Peoples Community Bancorp, Inc. (1)
3.2	Bylaws of Peoples Community Bancorp, Inc. (2)
4	Stock Certificate of Peoples Community Bancorp, Inc. (3)
10.1	2001 Stock Option Plan (4)
10.2	2001 Recognition and Retention Plan (4)
10.3	2004 Stock Option Plan (5)
10.4	2004 Recognition and Retention Plan (5)
10.5	Employment Agreements with each of Jerry D. Williams, Thomas J. Noe, and Teresa A. O’Quinn (3)
10.6	Employment Agreement with Stephen P. Wood (6)
10.7	Change in Control Agreement with Rick W. Wade (6)
10.8	Change in Control Agreement with Lori M. Henn (7)
10.9	Change in Control Agreement with Fred L. Darlington (7)
10.10	Change in Control Agreement with Jerry L. Gore (8)
13.0	Annual Report to Stockholders for the Year Ended December 31, 2007
21.0	List of Subsidiaries (See “Item I. Business - Subsidiaries” in this Form 10-K)
23.1	Consent of BKD LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)                                  Incorporated herein by reference to Peoples’ Proxy Statement dated January 28, 2002.

(2)                                  Incorporated herein by reference to Peoples’ Current Report on Form 8-K filed with the SEC on December 6, 2007.

(3)                                  Incorporated herein by reference to Peoples’ Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 29, 2004.

(4)                                  Incorporated herein by reference to Peoples’ Proxy Statement dated January 29, 2001.

(5)                                  Incorporated herein by reference to Peoples’ Proxy Statement dated January 5, 2004.

(6)                                  Incorporated herein by reference to Peoples’ Current Report on Form 8-K filed with the SEC on April 27, 2006.

(7)                                  Incorporated herein by reference to Peoples’ Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on April 2, 2007.

(8)                                  Incorporated herein by reference to Peoples’ Current Report on Form 8-K filed with the SEC on December 20, 2006.

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

/s/Jerry D. Williams	April 15, 2008
Jerry D. Williams
President, Chief Executive
Officer and Director
(principal executive officer)

/s/Thomas J. Noe	April 15, 2008

Thomas J. Noe

Treasurer and Director

/s/Donald L. Hawke	April 15, 2008
Donald L. Hawke
Chairman of the Board and
Director

/s/John E. Rathkamp	April 15, 2008
John E. Rathkamp
Director

/s/John L. Buchanan	April 15, 2008
John L. Buchanan
Director

/s/James R. Van DeGrift	April 15, 2008
James R. Van DeGrift
Director

/s/Nicholas N. Nelson	April 15, 2008
Nicholas N. Nelson
Director

/s/Teresa A. O’Quinn	April 15, 2008
Teresa A. O’Quinn
Chief Financial Officer
(principal financial and accounting officer)