Form 10-Q
period 2008-03-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2008-05-15
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(Address of principal executive office)

Registrant’s telephone number, including area code: (513) 870-3530

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller Reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2008, 4,828,542 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Peoples Community Bancorp, Inc.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$14,471	$16,117
Federal funds sold	107,000	67,000
Interest-bearing deposits in other financial institutions	4,521	3,497

Cash and cash equivalents	125,992	86,614

Securities designated as available for sale	39,518	67,572
Loans receivable – net	603,381	634,421
Loans held for sale	636	—
Office premises and equipment	27,487	27,795
Real estate held for sale	510	510
Real estate acquired through foreclosure	10,657	6,915
Federal Home Loan Bank stock	14,193	14,024
Accrued interest receivable	3,581	4,295
Bank-owned life insurance	17,999	17,812
Prepaid expenses and other assets	2,563	1,906
Goodwill	12,514	12,514
Intangible assets	3,865	4,232
Deferred federal income taxes	8,904	8,816

Total assets	$871,800	$887,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$721,565	$735,212
Advances from the Federal Home Loan Bank and other borrowings	76,607	77,628
Subordinated debentures	15,464	15,464
Accrued interest payable	310	382
Other liabilities	5,472	5,175

Total liabilities	819,418	833,861

Commitments and contingent liabilities	—	—

Stockholders’ equity Common stock - 15,000,000 shares of $.01 par value authorized; 4,838,964 shares issued at March 31, 2008 and December 31, 2007	48	48
Additional paid-in capital	71,173	71,136
Accumulated deficit	(18,489)	(17,364)
Shares acquired by stock benefit plan	(272)	(295)
Accumulated other comprehensive income (loss)	(78)	40

Total stockholders’ equity	52,382	53,565

Total liabilities and stockholders’ equity	$871,800	$887,426

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(UNAUDITED)

(In thousands, except share data)

	Three months ended March 31,
	2008	2007
Interest income
Loans	$10,332	$14,747
Mortgage-backed securities	534	562
Investment securities	66	51
Interest-bearing deposits and other	997	729

Total interest income	11,929	16,089

Interest expense
Deposits	6,940	7,335
Borrowings	1,043	1,953

Total interest expense	7,983	9,288

Net interest income	3,946	6,801

Provision for losses on loans	1,800	2,100

Net interest income after provision for losses on loans	2,146	4,701

Other income
Gain on sale of loans	21	6
Gain on sale of securities	483	1
Loss on sale of other assets	(1)	(11)
Income from bank-owned life insurance	187	180
Other operating	612	605

Total other income	1,302	781

General, administrative and other expense
Employee compensation and benefits	2,437	2,750
Occupancy and equipment	872	899
Franchise taxes	187	255
Data processing	308	291
Amortization of intangibles	367	436
Other operating	1,059	1,114

Total general, administrative and other expense	5,230	5,745

Loss before income taxes	(1,782)	(263)

Federal income tax benefit
Current	(569)	1,418
Deferred	(88)	(1,555)

Total federal income tax benefit	(657)	(137)

NET LOSS	$(1,125)	$(126)

LOSS PER SHARE
Basic	$(.23)	$(.03)

Diluted	$(.23)	$(.03)

DIVIDENDS PER SHARE	$—	$0.15

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three months ended March 31,
	2008	2007
Net loss	$(1,125)	$(126)

Other comprehensive income (loss), net of tax:

Unrealized holding gains on securities during the period, net of tax effects of $103 and $112 for the respective periods.	201	218

Reclassification adjustment for realized gains included in earnings, net of tax effects of $164 and $0 for the respective periods	(319)	(1)

Comprehensive income (loss)	$(1,243)	$91

Accumulated other comprehensive income (loss)	$(78)	$81

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended March 31,

(In thousands)

	2008	2007
Cash flows provided by (used in) operating activities:
Net loss for the period	$(1,125)	$(126)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on securities	(159)	81
Amortization of deferred loan origination fees and premiums	85	(97)
Amortization of mortgage servicing rights	41	50
Amortization of premiums and discounts on borrowings	11	32
Amortization of premiums and discounts on deposits	—	(10)
Expense of stock benefit plans	60	81
Amortization of other intangible assets	367	436
Depreciation	308	341
Provision for losses on loans	1,800	2,100
Federal Home Loan Bank stock dividends	(169)	—
Investment securities dividends	(14)	(13)
Income from bank-owned life insurance	(187)	(180)
Gain on sale of securities	(483)	(1)
Loss on sale of foreclosed real estate	1	11
Gain on sale of loans	(21)	(6)
Proceeds from sale of loans in the secondary market	1,861	485
Loans originated for sale in the secondary market	(2,476)	(479)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	714	144
Prepaid expenses and other assets	(725)	(371)
Accrued interest payable and other liabilities	225	(6,740)

Net cash provided by (used in) operating activities	114	(4,262)

Cash flows provided by (used in) investing activities:
Purchase of investment securities and mortgage-backed securities	(6,635)	—
Principal repayments on investment securities and mortgage-backed securities	5,731	4,096
Proceeds from sale of investment securities and mortgage-backed securities designated as available for sale	29,435	9
Proceeds from the sale of loans and loan participations	—	19,018
Principal repayments on loans - net	25,057	23,402
Purchase of office premises and equipment	—	(730)
Proceeds from sale of real estate acquired through foreclosure	355	29

Net cash provided by investing activities	53,943	45,824

Net cash provided by operating and investing activities (balance carried forward)	54,057	41,562

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

For the three months ended March 31,

(In thousands)

	2008	2007
Net cash provided by operating and investing activities (balance brought forward)	$54,057	$41,562

Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(13,647)	(9,856)
Proceeds from Federal Home Loan Bank advances and other borrowings	1,000	1,300
Repayment of Federal Home Loan Bank advances and other borrowings	(2,032)	(2,036)
Dividends paid on common stock	—	(724)

Net cash used in financing activities	(14,679)	(11,316)

Net increase in cash and cash equivalents	39,378	30,246

Cash and cash equivalents at beginning of period	86,614	57,459

Cash and cash equivalents at end of period	$125,992	$87,705

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest on deposits and borrowings	$8,055	$9,208

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$4,098	$—

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2008 and 2007

1. Basis of Presentation

The condensed consolidated statement of financial condition as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Overview and Recent Regulatory Matters

Beginning in early 2007, the Company began to reduce all aspects of its lending exposure due in large part to the downturn in the local economy, and, in particular, values of residential and residential development properties. Further, beginning in 2006, the Company revised its underwriting standards to place an increased focus on cash flow analysis, tightened its credit standards and provided additional resources to the resolution of its classified assets. These actions taken by the Company during 2006 and 2007 and the continued recessionary forces in the local economy have had a significant adverse impact on the Company’s financial condition and results of operations. Net losses from operations amounted to $4.1 million, $33.3 million and $1.1 million for the year ended 2006, the year ended 2007 and the quarter ended March 2008, respectively. Stockholders’ equity decreased from $86.0 million or 8.36% of total assets at December 31, 2005 to $52.4 million or 6.01% of total assets at March 31, 2008. Further, the level of the Company’s non-performing assets has and will continue to negatively impact the Company’s interest rate spread, interest income, provision for losses on loans and net earnings or loss. Non-performing assets totaled $48.1 million, $32.8 million, and $26.1 million at March 31, 2008, December 31, 2007, and December 31, 2006, respectively. While the Bank has devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, no assurance can be made that management’s efforts will be successful.

The Office of Thrift Supervision (“OTS”), the Bank’s primary federal regulator, has, in light of the Company’s recent losses and levels of nonperforming assets, imposed certain operations restrictions on the Company and the Bank, many of which had previously been taken by the Company and the Bank. On April 2, 2008, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Orders”). The Company attached copies of the Orders to a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008.

The Orders require the Company and the Bank to, among other things, file with the OTS within prescribed time periods updated business plans, which specifically incorporate the requirements set forth in the Orders and comments contained in the most recently completed examinations of the Company and the Bank. On a quarterly basis, the Bank and the Company will be required to compare the projected operating results from the business plans with the actual results. The results of this variance analysis are to be submitted to the OTS within the prescribed time periods. In addition, the Orders require that the Company and the Bank receive the permission of the OTS prior to (i) making or declaring any dividends or payments on their outstanding securities; (ii) adding or replacing a director or hiring a senior executive officer; and (iii) making any golden parachute payments to any institution-affiliated party. Pursuant to the Order issued to the Company, the Company must also receive the permission of the OTS prior to increasing its debt position and before any repurchase of its securities.

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2008 and 2007

2. Overview and Recent Regulatory Matters (continued)

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

Management of the Company and the Bank is working diligently to resolve the issues associated with the Company’s nonperforming assets and to provide the information or take the actions required by the Orders. Concurrently, management and the Board of Directors are considering all strategic alternatives available to the Company and the Bank. As required, the Company and the Bank have filed a consolidated business plan with the OTS covering operations through 2010. The Company’s business plan contemplates, among other things, a consolidation of the Company’s operations through branch sales and a reduction in adversely classified assets through loan resolutions, repayments, sales and charge-offs. Branch sale transactions would decrease the Company’s assets and liabilities, improve capital ratios, generate taxable income, and reduce general, administrative and other expense. A revised business plan is being prepared and will be submitted by the Company for review and approval by the OTS.

The report of the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007, contained an explanatory paragraph as to the Company’s ability to continue as a going concern primarily due to the Company’s current lack of liquidity to repay its $17.5 million obligation under an outstanding line of credit due June 30, 2008. The line of credit is secured by all outstanding shares of common stock of the Bank. The Orders prohibit the Bank from paying cash dividends to the Company without the prior consent of the OTS and the Company will only be able to rely upon existing cash and cash equivalents as sources of its liquidity. Without the ability to rely on dividends from the Bank, the Company will require funds from other capital sources to meet its obligations such as restructuring the current line of credit or replacing the current line of credit. The Company was not in compliance with one of the loan covenants at December 31, 2007 and at March 31, 2008 and the lender has the ability to accelerate all outstanding amounts upon notice and the passage of 30 days. The Company is currently negotiating resolution of these issues with the current lender and other parties.

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

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2008 and 2007

3. Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and Peoples Community Bank (the “Bank”), its wholly-owned subsidiary, and American State Advisory Group Corp., a wholly-owned subsidiary of the Bank. All significant inter-company items have been eliminated.

4. Allowance for Loan Loss

The following table sets forth the activity in the allowance for loans losses during the periods indicated (balances expressed in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Allowance at beginning of period	$34,499	$18,369
Provision for losses on loans	1,800	2,100
Charge offs
Single-family residential	(633)	(4,086)
Multi-family residential	—	(3,615)
Nonresidential real estate and land	(1,469)	(516)
Construction	(438)	(95)
Commercial	(51)	(57)
Consumer and other loans	(47)	(10)

Total charge offs	(2,638)	(8,379)
Recoveries
Single-family residential	2	91
Multi-family residential	—	183
Nonresidential real estate and land	—	198
Construction	—	593
Commercial	3	144
Consumer and other loans	21	57

Total recoveries	26	1,266

Net loans charge off to allowance for loan losses	(2,612)	(7,113)

Allowance at end of period	$33,687	$13,356

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three month periods ended March 31, 2008 and 2007

4. Allowance for Loan Loss (continued)

The allocation of the allowance for loan loss based on particular types of loans was as follows (balances expressed in thousands):

	March 31, 2008		December 31, 2007
	Balance	Percent of loans in each category to total loans	Balance	Percent of loans in each category to total loans
Single-family residential	$12,221	36.3%	$13,217	38.3%
Multi-family residential	6,150	18.3	6,599	19.1
Nonresidential real estate and land	7,313	21.7	6,154	17.8
Construction loans	4,393	13.0	4,893	14.2
Commercial loans	3,476	10.3	3,475	10.1
Consumer loans	134	0.4	161	0.5

Total	$33,687	100.0%	$34,499	100.0%

5. Asset Quality

The following two tables set forth information concerning 31 to 59 days delinquent loans and 60 to 89 day delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio. The amounts presented in both tables represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At March 31, 2008 31-59 Days Delinquent		At December 31, 2007 31-59 Days Delinquent		At December 31, 2006 31-59 Days Delinquent
	Amount	Percent Of Loan Category	Amount	Percent Of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)
Single-family residential	$5,901	1.77%	$7,641	2.45%	$8,515	2.48%
Multi-family residential	8,833	11.26	7,670	9.33	10,873	8.90
Nonresidential real estate and land	11,612	6.31	6,032	4.68	10,730	7.61
Commercial loans	1,980	9.52	335	1.67	1,118	3.61
Consumer loans	32	0.19	101	0.36	190.83

Total	$28,358	4.32%	$21,779	3.09%	$31,426	3.51%

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three month periods ended March 31, 2008 and 2007

5. Asset Quality (continued)

	At March 31, 2008 60-89 Days Delinquent		At December 31, 2007 60-89 Days Delinquent		At December 31, 2006 60-89 Days Delinquent
	Amount	Percent Of Loan Category	Amount	Percent Of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)
Single-family residential	$646	0.19%	$3,465	1.12%	$3,140	0.91%
Multi-family residential	—	—	—	—	1,699	1.39
Nonresidential real estate and land	4,855	2.64	2,892	2.24	2,804	1.99
Commercial loans	1,539	7.40	359	1.80	1,377	4.45
Consumer loans	64	0.38	715	4.27	45	0.20

Total	$7,104	1.08%	$7,431	1.06%	$9,065	1.01%

The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned.

	At March 31,	At December 31,
	2008	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Single-family residential	$6,457	$4,834	$7,140
Multi-family residential	5,055	5,225	4,243
Nonresidential real estate and land	20,713	10,070	8,273
Construction loans	3,435	4,643	2,302
Commercial loans	1,728	537	2,028
Consumer loans	21	8	97

Total non-accrual loans	$37,409	$25,317	$24,083
Loans 90 days past due and accruing	—	613	1,716

Total non-performing loans	$37,409	$25,930	25,799
Other real estate owned, net	10,657	6,915	333

Total non-performing assets	$48,066	$32,845	$26,132

Non-performing assets to total assets	5.51%	3.70%	2.54%
Non-performing loans to total loans-net	6.20%	4.09%	3.17%

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

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three month periods ended March 31, 2008 and 2007

5. Asset Quality (continued)

If the $37.4 million of non-accruing loans had been current in accordance with their terms during fiscal 2008, the gross income on such loans would have been approximately $924,000. A total of approximately $325,000 of interest income was actually recorded by the Bank on such loans in the three months ended March 31, 2008.

Information with respect to the Bank’s impaired loans at and for the three months ended March 31, 2008 and the twelve months ended December 31, 2007 and December 31, 2006 is as follows:

	March 31, 2008	December 31, 2007	December 31, 2006
	(in thousands)
Impaired loans with related allowance	$34,060	$23,368	$15,327
Impaired loans with no related allowance	—	—	5,201

Total impaired loans	$34,060	$23,368	$20,528

Allowance for losses on impaired loans	$8,698	$5,777	$2,115

Average recorded investment in impaired loans	$28,714	$16,530	$16,297

Interest income recognized on impaired loans	$52	$913	$861

Interest income recognized on a cash basis on impaired loans	$28	$910	$847

The allowance for impaired loans is included in the Bank’s overall allowance for loan losses.

The following table sets forth the activity in the real estate acquired through foreclosure during the periods indicated (balances expressed in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Balance at beginning of period	$6,915	$333
Foreclosures	4,098	—
Sales	(356)	(40)

Balance at end of period	$10,657	$293

6. Earnings Per Share

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 10,422 and 52,336 unallocated ESOP shares as of March 31, 2008 and 2007, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company’s stock option plan and Management Recognition Plan (“MRP”). The computations were as follows:

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three month periods ended March 31, 2008 and 2007

6. Earnings Per Share (continued)

	For the three months ended March 31,
	2008	2007
Weighted-average common shares outstanding (basic)	4,826,688	4,775,509
Dilutive effect of assumed exercise of stock options and MRP	—	—

Weighted-average common shares outstanding (diluted)	4,826,688	4,775,509

Options to purchase shares of common stock and MRP awards were excluded from the computation of diluted earnings per share due to the net loss recorded for each period.

7. Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007.

The adoption of FIN 48 resulted in reclassification of $1.3 million in deferred tax liabilities and the establishment of a $1.1 million unrecognized tax liability related to federal income tax matters, resulting in an $180,000 increase to the beginning balance of retained earnings at January 1, 2007. There was no impact on the results of operations of the Company. The unrecognized tax liability has not increased during the quarter ended March 31, 2008. The Company has not accrued any interest and penalties related to these uncertain tax positions. During 2007 the Internal Revenue Service (IRS) completed audits on the Company’s tax years ended December 31, 2004 and 2005, while the year ending December 31, 2006 is currently open to audit under the statute of limitations. Various companies that the Bank has acquired remain under the statute of limitations by the IRS for the years ending December 31, 2004 through 2007.

8. Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2008 and 2007

8. Effects of Recent Accounting Pronouncements (continued)

measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within those fiscal years. The Company adopted FAS 157 as of January 1, 2008, as required, and adoption did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within those fiscal years. The Company adopted FAS 157 as of January 1, 2008, as required, and adoption did not have a material impact on the Company’s financial statements.

In September 2006, the EITF reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement of Split-Dollar Life Insurance Arrangements. The consensus requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. If the policy holder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Option 12, as appropriate. This approach requires the policyholder to gain a clear understanding of the benefit being provided by the policyholder to its employee given that it is this benefit that is being recognized as a liability. The provisions of EITF 06-4 were adopted by the Company on January 1, 2008. The adoption of EITF 06-4 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three month periods ended March 31, 2008 and 2007

8. Effects of Recent Accounting Pronouncements (continued)

The fair value option: (a) may be applied instrument by instrument with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value. As a result, the adoption of SFAS 159 did not have any impact on the Company’s financial statements.

In December 2007, the FASB issued Statement No. 141 (R) Business Combinations. This Statement establishes principals and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and is reported as equity in the consolidated financial statements. This Statement applies to all for profit entities that prepare consolidated financial statements, but affects only those entities that have an outstanding noncontrolling interest in subsidiaries or that deconsolidate a subsidiary. Since the Company has no noncontrolling interests in subsidiaries, adopting SFAS No. 160 on January 1, 2009 is not anticipated to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirement of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company currently has no derivative instruments and related hedged items, therefore, it anticipates no impact on the Company’s financial statements upon adoption of SFAS 161.

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three month periods ended March 31, 2008 and 2007

9. Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

	Fair Value	Fair Value Measurements Using (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$39,518	$1,228	$38,290	$0

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three month periods ended March 31, 2008 and 2007

9. Fair Value of Financial Instruments (continued)

Impaired Loans. Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method utilizes a recent appraisal of the collateral and applies a discount factor to the value based on the Company’s estimate of holding cost and other economic factors, such as estimated cash flow generated from the property.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fell at March 31, 2008.

	Fair Value	Fair Value Measurements Using (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$21,564	$0	$0	$21,564

Peoples Community Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

The Company’s profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions, and interest expense, principally on interest-bearing deposits and borrowings from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates, the extent to which such rates are changing, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s profitability also depends, to a lesser extent, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

The Company’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond management’s control.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this quarterly report, are based upon the Company’s consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information, including third parties or available prices, sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and goodwill impairment. Actual results could differ from those estimates.

Allowance for Loan Losses. The procedures for assessing the adequacy of the allowance for loan losses reflect management’s evaluation of credit risk after consideration of all information available. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to individual borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

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

Peoples Community Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Goodwill. The Company has developed procedures to test goodwill for impairment on an annual basis using September 30 financial data and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation of possible impairment is outsourced to a third party. This evaluation is based on the analysis set forth below.

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

Valuation Allowance of Deferred Income Taxes. The Company accounts for federal income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

Peoples Community Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from December 31, 2007 to March 31, 2008

At March 31, 2008, the Company’s assets totaled $871.8 million, a decrease of $15.6 million, or 1.8%, compared to total assets at December 31, 2007. The decrease in assets was primarily due to a decrease in loans receivable of $30.4 million and a decrease of $28.1 million in mortgage-backed securities and other investment securities, which was partially offset by an increase in cash and cash equivalents of $39.4 million.

Cash and cash equivalents increased by $39.4 million, or 45.5%, from the December 31, 2007 level, to a total of $126.0 million at March 31, 2008. The increase in liquid assets as of March 31, 2008 was primarily due to curtailed lending and the low yield on alternative investments. At March 31, 2008, $107.0 million was invested in federal funds, an increase of $40.0 million from December 31, 2007.

Investment securities and mortgage-backed securities totaled $39.5 million at March 31, 2008, a decrease of $28.1 million, or 41.5%, compared to December 31, 2007, primarily due to the sale of approximately $29.4 million in mortgage-backed securities and $5.7 million in principal repayments received during the three months ended March 31, 2008, partially offset by purchases of $6.6 million.

Loans receivable and loans held for sale totaled $604.0 million at March 31, 2008, a decrease of $30.4 million, or 4.8%, compared to the December 31, 2007 levels. Principal payments totaled $39.8 million during the three months ended March 31, 2008, and were partially offset by loan disbursements of $14.8 million. One-to four-family residential real estate loans decreased $2.3 million, or 0.7%, multi-family real estate loans decreased $4.3 million, or 5.3%, construction loans decreased $12.4 million, or 20.3%, loans secured by commercial real estate and land decreased $10.5 million, or 5.9%, and commercial and consumer loans decreased $1.7 million, or 4.6%.

The allowance for loan losses totaled $33.7 million at March 31, 2008, compared to $34.5 million at December 31, 2007. Approximately $1.8 million was added to the allowance through the provision for losses on loans during the three months ended March 31, 2008. The analysis method used to determine the levels of allowance for loan losses provides for a range of adequate levels. Management of the Bank had recorded provisions to the allowance to maintain levels at the highest end of range in the recent past primarily due to the uncertain economic conditions. Although nonperforming and classified assets increased during the current period, loans classified as special mention decreased and the balance of the allowance for loan losses remains toward the high end of the range as indicated by the most recent analysis.

Approximately $2.6 million of loans were charged-off during the three-month period ended March 31, 2008 compared to $8.4 million for the same period in 2007. The charged-off loans were comprised of $1.1 million in loans secured by one-to-four-family residential real estate, $1.4 in loans secured by commercial real estate and land, and $98,000 in commercial and consumer loans. The level of charged-off loans during the three months ended March 31, 2008 was primarily due to real estate investors and developers experiencing financial difficulties.

Nonperforming loans increased from $25.9 million, or 4.09% of net loans at December 31, 2007, to $37.4 million, or 6.2% of net loans at March 31, 2008. Nonperforming loans at March 31, 2008 consisted of approximately $3.3 million of one-to-four family residential loans, $5.9 million of one-to four family investment residential loans, $5.7 million of multi-family residential loans, $20.7 million of loans secured by commercial real estate and land and $1.8 million of commercial and consumer loans.

The Bank’s classified assets increased by $23.9 million, or 58.8%, to a total of $64.4 million at March 31, 2008, compared to $40.6 million at December 31, 2007. Classified residential real estate loans increased by $1.8 million, or 10.5%, during the period to a total of $18.4 million, while classified non-residential real estate and land loans increased by $16.6 million during the period to a total of $32.2 million. Classified commercial and other loans increased by $1.8 million during the period to a total of $3.0 million, and foreclosed real estate increased by $3.7 million to $10.7 million.

Peoples Community Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from December 31, 2007 to March 31, 2008 (continued)

The Bank’s criticized loans, defined as loans which do not currently expose the Bank to a sufficient degree of risk to warrant being classified, decreased $18.6 million, or 42.1%, to $25.6 million at March 31, 2008.

The allowance for loan losses represented 5.3% and 5.1% of total loans, net of undisbursed funds, at March 31, 2008 and December 31, 2007, and 90.1% and 133.0% of nonperforming loans at March 31, 2008 and December 31, 2007, respectively. Although management believes that the allowance for loan losses at March 31, 2008 was appropriate based upon the decreased levels of criticized loans, as well as the available facts and circumstances at such time, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company’s results of operations. In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. Such agency may require the Bank to recognize additions to such allowance based on their judgments about information available to them at or subsequent to the time of their examination.

Deposits totaled $721.6 million at March 31, 2008, a decrease of $13.6 million, or 1.9%, over December 31, 2007 levels. Checking and savings deposits decreased by $10.3 million, or 4.6%, compared to balances at December 31, 2007, while certificate of deposit balances decreased by $2.9 million, or 0.6%, during the same time period. The decrease in deposit balances during the period was primarily due to management’s decision to decrease pricing in efforts to reduce the overall cost of funds.

Advances from the Federal Home Loan Bank and other borrowings totaled $76.6 million at March 31, 2008, a decrease of $1.0 million, or 1.3%, compared to December 31, 2007 totals. Proceeds from repayments of investment securities were partially utilized to make scheduled payments on the advances during the period.

Stockholders’ equity totaled $52.4 million, or 6.0% of total assets, at March 31, 2008, a decrease of $1.2 million, or 2.2%, from December 31, 2007 levels. The decrease resulted primarily from the net loss of $1.1 million for the quarter ended March 31, 2008 and a $118,000 change, net of taxes, in unrealized losses on available for sale securities, which was partially offset by the amortization effects of stock benefit plans totaling $60,000. The Bank is required to meet minimum capital standards promulgated by the OTS. At March 31, 2008, the Bank continued to meet all applicable regulatory capital requirements and was categorized as well-capitalized under the OTS regulatory framework for prompt corrective action.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007

General

The Company recorded a net loss of $1.1 million for the three months ended March 31, 2008, compared to a net loss of $126,000 for the same period in 2007. The increase in losses was primarily due to a $2.9 million, or 42.0%, decrease in net interest income, partially offset by a $521,000, or 66.7%, increase in other income, a decrease in provision for losses on loans of $300,000, a decrease of $515,000, or 9.0%, in general, administrative and other expense and a $520,000 increase in federal income tax benefits.

Peoples Community Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007 (continued)

Net Interest Income

Interest income on loans decreased by $4.4 million, or 29.9% during the three-month period ended March 31, 2008, compared to the 2007 period, due primarily to a $161.6 million, or 19.7%, decrease in the average portfolio balance outstanding, coupled with a 92 basis point decrease in the weighted-average yield, to 6.29% for the 2008 period. The decrease in the average balance was primarily due to loan repayments of $238.9 during the twelve-months, partially offset by loan originations of $130.3 million. The decrease in yield reflects a downward shift in market rates and the corresponding impact on adjustable-rate loans, as well as an increase in non-performing loans during the period.

Interest income on mortgage-backed securities decreased by $28,000, or 5.0%, during the 2008 quarter compared to the same period in 2007, due primarily to a $11.5 million, or 22.6%, decrease in the average balance outstanding, partially offset by a 100 basis point increase in the weighted-average yield, to 5.41% in the 2008 period. The decrease in the average balance was primarily due to sales of mortgage-backed securities and principal repayments, while the increase in the yield was primarily due to upward adjustments on the variable rate mortgage-backed securities. During the quarter ended March 31, 2008, the Bank sold $29.4 million in mortgage-backed securities due to favorable market pricing, which resulted in a gain on sale of $483,000.

Interest income on investment securities and interest-bearing deposits and other increased by $283,000, or 36.3%, due primarily to a $67.7 million increase in the average balance outstanding for the 2008 period, partially offset by a decrease of 195 basis points in the weighted-average yield. The increase in the average balance was a result of an increase in liquid assets as of March 31, 2008 which was primarily due to curtailed lending and the low yield on alternative investments. In March 2008, the Bank invested approximately $6.6 million in a one-year municipal bond with an interest rate of 6.50%.

Interest expense on deposits decreased by $395,000, or 5.4%, primarily due to a decrease of $13.4 million, or 1.9%, in the average balance of deposits outstanding period to period, coupled with a 15 basis point decrease in the weighted-average cost of deposits, to 3.92%. The decrease in the average balance was primarily due to management’s decision to decrease pricing in efforts to reduce the overall cost of funds. Interest expense on borrowings decreased by $910,000, or 46.6%, due primarily to a $78.2 million, or 45.8%, decrease in the average balance of borrowings outstanding period to period, coupled with a 7 basis point decrease in the average cost of borrowings, to 4.51% for the 2008 period. Proceeds from mortgage-backed security repayments were partially utilized to make repayments on borrowings. The decreases in the average cost of both deposits and borrowings were due primarily to the decrease in the market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $2.9 million, or 42.0%, to a total of $3.9 million for the three months ended March 31, 2008, compared to the same period in 2007. The interest rate spread decreased to 1.81% for the three months ended March 31, 2008, from 2.77% for the comparable 2007 period, while the net interest margin decreased to 1.92% for the three months ended March 31, 2008, compared to 2.93% for the same period in 2007. The net interest rate spread and net interest margin for the three months ended March 31, 2008 decreased 36 basis points and 40 basis points, respectively, as compared to the three months ended December 31, 2007.

Peoples Community Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007 (continued)

Provision for Losses on Loans

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank’s determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.8 million and $2.1 million for the three-month periods ended March 31, 2008 and 2007, respectively. The provision recorded during the three-month period ended March 31, 2008 was predicated primarily upon the level of charge-offs in 2008, and the relative credit risk of the loan portfolio.

Other Income

Other income totaled $1.3 million for the three months ended March 31, 2008, an increase of $521,000, or 66.7%, compared to the $781,000 recorded for the same period in 2007. The increase was primarily due to an increase of $482,000 in gains on sale of securities, an increase of $7,000, or 1.2%, in other operating income, and a $7,000, or 3.9%, increase in income on bank owned life insurance.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.2 million for the three months ended March 31, 2008, a decrease of $515,000, or 9.0%, compared to the same period in 2007. This decrease resulted primarily from a decrease of $313,000, or 11.4%, in employee compensation and benefits, a decrease of $27,000, or 3.0%, in occupancy and equipment, a decrease of $68,000, or 26.7%, in franchise taxes, a decrease of $69,000, or 15.8%, in amortization of intangibles, and a decrease of $55,000, or 4.9%, in other operating expense, partially offset by an increase of $17,000, or 5.8%, in data processing expense.

The decrease in employee compensation and benefits was due primarily to a decrease in personnel. The number of employees decreased from 203 to 175, or 13.8%, from March 31, 2007 to March 31, 2008. The decrease in occupancy and equipment expense is primarily due to reduced depreciation expense. An increase in data processing expenses was primarily due to additional services being utilized by customers, and a general pricing increase. The decrease in other operating expense is primarily due to a decrease in advertising costs. Legal and professional expenses increased $277,000, or 160.2%, for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, primarily due to increased legal fees related to loan delinquencies and workouts and increased audit expense.

Federal Income Taxes

The Company recorded a credit for federal income taxes totaling $657,000 for the three months ended March 31, 2008, compared to a credit of $137,000 for the same period in 2007, primarily due to the fluctuation in losses between the periods.

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

Unlike most industrial companies, virtually all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Forward-Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21 A of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variation’s on those terms or the negative of those terms. Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting our operations. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.

ITEM 4T:	Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter in order to address material weaknesses identified as of December 31, 2007. These material weaknesses included adjustments related to the calculation of the allowance for loan losses, significant adjustments to accruals and contingent liabilities and testing for impairment of goodwill. Changes were implemented to ensure adjustments are made in a timely fashion and before any financial statements are drafted, and goodwill will be reviewed for potential impairment on a quarterly basis.

Peoples Community Bancorp, Inc.

PART II

ITEM 1.	Legal Proceedings

At March 31, 2008, other than the legal proceedings occurring in the ordinary course of business, the Company and its subsidiaries were not involved in any material proceedings. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition and results of operations.

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

•	the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the OTS on various matters;

•	the ability to maintain effective compliance with laws and regulations and control expenses;

•	the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies; and

•	other events, risks and uncertainties discussed elsewhere in this Form 10-Q and from time to time in our other reports, press releases and filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update such forward-looking statements.

You should carefully consider the following risks in light of our current operating environment and regulatory status. The occurrence of any of the events described below could materially adversely affect our liquidity, results of operations and financial condition. Additional risks not presently known by us or that we currently deem immaterial may also have a material adverse impact.

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

The Company is actively evaluating various capital strategies to meet its obligations, including restructuring its outstanding debt and selling branch offices. The Company cannot provide assurance that it will succeed in accomplishing any restructuring of its existing debt or selling branches before its capital resources are depleted. Failure to restructure the Company’s debt obligations or to sell branches will have a material adverse effect on, and impair, the Company’s business, financial condition and ability to operate as a going concern

The Company’s line of credit is secured by the Bank’s common stock.

The Company’s primary asset consists of the outstanding shares of common stock of the Bank. The Company’s $17.5 million line of credit, all of which is currently outstanding as of May 14, 2008, is secured by the outstanding shares of common stock of the Bank. Although the $17.5 million outstanding under the line is due on June 30, 2008, the Company was not in compliance with one of the loan convents at December 31, 2007 and March 31, 2008 and the lender has the ability to accelerate all outstanding amounts upon notice and the passage of 30 days. The Company is currently negotiating with the lender regarding a waiver of the default, and a modification and/or extension of the line of credit.

Effect of Independent Registered Public Accounting Firm’s Report With Disclosure Of Going Concern Issue.

The report of our independent Registered Public Accountants, which is included in our Annual Report to Stockholders for fiscal year 2007, contains an explanatory paragraph as to our ability to continue as a going concern. Among the factors cited by the accountants as raising substantial doubt as to our ability to continue as a going concern are the recurring losses, the agreements with the OTS and uncertainty about the Company’s ability to meet obligations coming due in 2008. See also “Note 2. Overview and Recent Regulatory Matters of the Notes to Condensed Consolidated Financial Statements” on page 8 of this report.

Risks Relating to Our Compliance With Applicable Regulatory Requirements and Developments.

The Bank is subject to supervision and regulation by the OTS. As a regulated federal savings bank, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business. On April 2, 2008, the Company and the Bank both consented to the Orders issued by the OTS. The Orders require the Company and the Bank to, among other things, file with the OTS an updated business plan and submit to the OTS, on a quarterly basis, variance reports related to the business plan. The Order issued to the Bank also substantially restricts the Bank’s lending activities. We cannot predict the further impact of the Orders upon our business, financial condition or results of operations. In addition, we cannot predict whether the OTS will take any further action with respect to the Bank or the Company, or, if any such further action were taken, whether such action would have a material adverse effect on the Company or the Bank.

Other Risks Related to Our Business

Lack of profitable operations in recent periods could continue.

The recessionary forces in the local economy have impacted the Company’s operations and profitability and may continue to do so. For the three months ended March 31, 2008, the Company incurred a loss of $1.1 million. For the years ended December 31, 2007 and 2006, the Company incurred losses of $33.3 million and $4.1 million, respectively. As the Bank’s primary lending area is the southwest Ohio and southeast Indiana regions, the significant downturn in the real estate market in these regions significantly impacts the asset quality and provision for loan loss requirements of the Bank. While the Bank’s management continues to aggressively pursue the collection and resolution of all delinquent and non performing loans, future levels of charge offs and adjustments to the allowance could significantly affect future net earnings.

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

Like all banks, the Company is subject to the effects of any economic downturn, and the significant decline in home values, residential development and commercial properties in the Company’s markets have had and may continue to have a negative effect on results of operations. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southwest Ohio and southeast Indiana area in general. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the southwest Ohio counties of Butler, Hamilton and Warren counties, as well as Dearborn and Ohio counties in Indiana. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could continue to adversely affect the Company’s financial condition and results of operations. Additionally, because the Company has a significant amount of loans secured by commercial, multi-family, and non-owner occupied investment properties, decreases in tenant occupancy may also continue to have a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans, which would continue to have an adverse impact on the Company’s earnings. A significant decline in home values would likely lead to increased delinquencies and defaults in both consumer and home equity loans and owner-occupied residential real estate loan portfolios and result in increased losses in the portfolios. Recently, there has been a significant downturn in the local economy, a softening in the real estate market and a oversupply of lots, speculative homes and non-owner occupied rental units, leading to cash flow issues faced by local property investors, builders, and developers. These issues have had a material adverse impact on the Bank’s nonaccrual loans. At March 31, 2008, the Bank’s nonperforming loans amounted to $37.4 million, or 6.2% of total net loans. The resolution of such nonperforming loans may substantially impact the Company’s provision for loan losses and allowance for loan losses.

Losses on a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s limited size, individual loan values can be large relative to the Company’s earnings for a particular period. If a few relatively large loan relationships become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results of that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a relatively small number of loan relationships may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. In each of the third and fourth quarters of 2006, all of 2007, and the first quarter of 2008, the Company incurred losses on lending relationships that significantly impacted operating results for the relevant period. As of March 31, 2008, the Bank’s nonperforming loans amounted to $37.4 million, with ten loans totaling $19.5 million, or 52.1% of the total nonperforming loans. In addition, nonresidential real estate secured non-accrual loans totaled $20.7 million at March 31, 2008, or 55.4% of the total nonperforming loans.

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

The Company faces significant competition both in attracting deposits and in the origination of loans. Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits. Many competitors have substantially greater financial and other resources than the Company. Moreover, the Company may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. This advantage places significant competitive pressure on the prices of loans and deposits.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibits:
31.1	Written statement of Principal Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Written statement of Principal Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Written statement of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Written statement of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES COMMUNITY BANCORP, INC.

Date: May 15, 2008	By:	/s/ Jerry D. Williams
Jerry D. Williams
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Thomas J. Noe
Thomas J. Noe
Executive Vice President and Treasurer (Principal Financial Officer)