Form 10-Q
period 2008-06-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2008-08-14
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 14, 2008, 4,844,520 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Peoples Community Bancorp, Inc.

Peoples Community Bancorp, Inc.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$10,620	$16,117
Federal funds sold	60,000	67,000
Interest-bearing deposits in other financial institutions	3,054	3,497

Cash and cash equivalents	73,674	86,614

Securities designated as available for sale	36,277	67,572
Loans receivable – net	570,360	634,421
Office premises and equipment	27,195	27,795
Real estate held for sale	510	510
Real estate acquired through foreclosure	10,589	6,915
Federal Home Loan Bank stock	14,370	14,024
Accrued interest receivable	3,316	4,295
Bank-owned life insurance	18,189	17,812
Prepaid expenses and other assets	1,417	1,906
Goodwill	—	12,514
Intangible assets	3,499	4,232
Deferred federal income taxes	10,072	8,816

Total assets	$769,468	$887,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$630,204	$735,212
Advances from the Federal Home Loan Bank and other borrowings	76,579	77,628
Subordinated debentures	15,464	15,464
Accrued interest payable	405	382
Other liabilities	7,859	5,175

Total liabilities	730,511	833,861

Commitments and contingent liabilities	—	—

Stockholders’ equity
Common stock - 15,000,000 shares of $.01 par value authorized; 4,844,520 and 4,838,964 shares issued at June 30, 2008 and December 31, 2007, respectively	48	48
Additional paid-in capital	71,286	71,136
Retained earnings (deficit)	(32,089)	(17,364)
Shares acquired by stock benefit plan	(248)	(295)
Accumulated other comprehensive income (loss)	(40)	40

Total stockholders’ equity	38,957	53,565

Total liabilities and stockholders’ equity	$769,468	$887,426

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share amounts)

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Interest income
Loans	$19,868	$28,612	$9,536	$13,864
Mortgage-backed securities	871	1,115	337	553
Investment securities	209	102	143	51
Interest-bearing deposits and other	1,666	2,203	669	1,475

Total interest income	22,614	32,032	10,685	15,943

Interest expense
Deposits	11,797	14,946	4,858	7,611
Borrowings	1,992	3,933	948	1,980

Total interest expense	13,789	18,879	5,806	9,591

Net interest income	8,825	13,153	4,879	6,352

Provision for losses on loans	3,600	4,200	1,800	2,100

Net interest income after provision for losses on loans	5,225	8,953	3,079	4,252

Other income
Gain on sale of loans	49	6	28	—
Gain on sale of securities	492	1	9	—
Loss on sale of other assets	(4)	(56)	(3)	(45)
Income from bank-owned life insurance	377	365	190	185
Other operating	1,151	1,337	538	732

Total other income	2,065	1,653	762	872

General, administrative and other expense
Employee compensation and benefits	4,814	5,352	2,376	2,602
Occupancy and equipment	1,683	1,773	812	874
Franchise taxes	338	510	150	255
Data processing	620	595	312	303
Amortization of intangibles	733	872	366	436
Goodwill impairment	12,514	—	12,514	—
Other operating	2,528	2,296	1,469	1,182

Total general, administrative and other expense	23,230	11,398	17,999	5,652

Earnings (loss) before income taxes	(15,940)	(792)	(14,158)	(528)

Federal income taxes
Current	—	(2,903)	—	(1,192)
Deferred	(1,215)	2,531	(558)	959

Total federal income tax expense (benefit)	(1,215)	(372)	(558)	(233)

NET EARNINGS (LOSS)	$(14,725)	$(420)	$(13,600)	$(295)

EARNINGS (LOSS) PER SHARE
Basic	$(3.05)	$(0.09)	$(2.82)	$(0.06)

Diluted	$(3.05)	$(0.09)	$(2.82)	$(0.06)

DIVIDENDS PER SHARE	$—	$0.30	$—	$0.15

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	For the six months ended June 30,		For the three months ended June 30,
	2008	2007	2008	2007
Net earnings (loss)	$(14,725)	$(420)	$(13,600)	$(295)

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) on securities during the period, net of tax effects (benefits) of $126, $93, $23, and $(19) for the respective periods.	245	181	44	(37)

Reclassification adjustment for realized losses (gains) included in earnings, net of tax effects of $167, $0, $3 and $0 for the respective periods	(325)	(1)	(6)	0

Comprehensive income (loss)	$(14,805)	$(240)	$(13,562)	$(332)

Accumulated other comprehensive income (loss)	$(40)	$44	$(40)	$44

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended June 30,

(In thousands)

	2008	2007
Cash flows provided by (used in) operating activities:
Net earnings (loss) for the period	$(14,725)	$(420)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on securities	(167)	111
Amortization of deferred loan origination fees and premiums	127	(92)
Amortization of mortgage servicing rights	82	141
Amortization of premiums and discounts on borrowings	20	78
Amortization of premiums and discounts on deposits	—	27
Expense of stock benefit plans	197	229
Amortization of other intangible assets	733	872
Goodwill impairment	12,514	—
Depreciation	611	675
Provision for losses on loans	3,600	4,200
Federal Home Loan Bank stock dividends	(346)	—
Investment securities dividends	(28)	(26)
Income from bank-owned life insurance	(377)	(365)
Gain on sale of securities	(492)	(1)
Gain on sale of real estate	—	(18)
Loss on sale of foreclosed real estate	4	74
Write-down of foreclosed real estate to net realizable value	130	—
Gain on sale of loans	(49)	(6)
Proceeds from sale of loans in the secondary market	2,691	485
Loans originated for sale in the secondary market	(3,278)	(479)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	979	425
Prepaid expenses and other assets	(808)	548
Accrued interest payable and other liabilities	2,707	(7,045)

Net cash provided by (used in) operating activities	4,125	(587)

Cash flows provided by (used in) investing activities:
Purchase of investment securities and mortgage-backed securities	(6,635)	—
Principal repayments on investment securities and mortgage-backed securities	9,052	9,888
Proceeds from sale of investment securities and mortgage-backed securities designated as available for sale	29,444	9
Proceeds from the sale of loans and loan participations	69	23,697
Principal repayments (disbursements) on loans - net	56,313	49,886
Purchase of office premises and equipment	(11)	(1,506)
Proceeds from sale of real estate acquired through foreclosure	780	92

Net cash provided by investing activities	89,012	82,066

Net cash provided by operating and investing activities (balance carried forward)	93,137	81,479

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

For the six months ended June 30,

(In thousands)

	2008	2007
Net cash provided by operating and investing activities (balance brought forward)	$93,137	$81,479

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	(105,008)	1,164
Proceeds from Federal Home Loan Bank advances and other borrowings	1,000	2,600
Repayment of Federal Home Loan Bank advances and other borrowings	(2,069)	(3,574)
Proceeds from exercise of stock options	—	7
Dividends paid on common stock	—	(1,448)

Net cash used in financing activities	(106,077)	(1,251)

Net increase (decrease) in cash and cash equivalents	(12,940)	80,228

Cash and cash equivalents at beginning of period	86,614	57,459

Cash and cash equivalents at end of period	$73,674	$137,687

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$—	$—

Interest on deposits and borrowings	$13,766	$18,818

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$4,588	$—

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six and three month periods ended June 30, 2008 and 2007

1. Basis of Presentation

The condensed consolidated statement of financial condition as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the six-month and three-month periods ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Overview and Recent Regulatory Matters

Beginning in early 2007, the Company began to reduce all aspects of its lending exposure due in large part to the downturn in the local economy and, in particular, values of residential and residential development properties. Further, beginning in 2006, the Company revised its underwriting standards to place an increased focus on cash flow analysis, tightened its credit standards and provided additional resources to the resolution of its classified assets. Despite the actions taken by the Company, the continued recessionary forces in the local economy have had a significant adverse impact on the Company’s financial condition and results of operations. Net losses from operations amounted to $14.7 million, $33.3 million and $4.1 million for the six months ended June 30, 2008, the year ended 2007, and the year ended 2006, respectively. Stockholders’ equity decreased from $86.0 million or 8.36% of total assets at December 31, 2005 to $39.0 million or 5.06% of total assets at June 30, 2008. Further, the level of the Company’s non-performing assets has and will continue to negatively impact the Company’s interest rate spread, interest income, provision for losses on loans and net earnings or loss. Non-performing assets totaled $52.2 million, $32.8 million, and $26.1 million at June 30, 2008, December 31, 2007, and December 31, 2006, respectively. While the Company has devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, no assurance can be made that management’s efforts will be successful.

The Office of Thrift Supervision (“OTS”) is the primary federal regulator of Peoples Community Bank (the “Bank”). The OTS has, in light of the Company’s recent losses and levels of nonperforming assets, imposed certain operations restrictions on the Company and the Bank, many of which had previously been taken by the Company and the Bank. On April 2, 2008, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Orders”). The Company attached copies of the Orders to a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008.

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

Peoples Community Bancorp, Inc.

calendar quarter to an amount not to exceed net interest credited on deposit liabilities; and (vi) establishing an Oversight Committee of the Bank’s Board of Directors comprised of independent outside directors. In an effort to proactively address the downturn in the local real estate market, the Bank had previously curtailed or ceased the lending activities restricted in the Orders.

Management of the Company and the Bank is working diligently to resolve the issues associated with the Company’s nonperforming assets and to provide the information or take the actions required by the Orders. Concurrently, management and the Board of Directors are considering all strategic alternatives available to the Company and the Bank. As required, the Company and the Bank have filed a consolidated business plan with the OTS covering operations through 2010. The Company’s business plan contemplates, among other things, a consolidation of the Company’s operations through branch sales and a reduction in adversely classified assets through loan resolutions, repayments, sales and charge-offs. Branch sale transactions would decrease the Company’s assets and liabilities, improve capital ratios, generate taxable income, and reduce general, administrative and other expense. A revised business plan has been prepared and submitted by the Company to the OTS.

The report of the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007, contained an explanatory paragraph as to the Company’s ability to continue as a going concern primarily due to the Company’s current lack of liquidity to repay its $17.5 million obligation under an outstanding line of credit. The line of credit is secured by all outstanding shares of common stock of the Bank. The Orders prohibit the Bank from paying cash dividends to the Company without the prior consent of the OTS and the Company will only be able to rely upon existing cash and cash equivalents as sources of its liquidity. Without the ability to rely on dividends from the Bank, the Company will require funds from other capital sources to meet its obligations such as restructuring the current line of credit or replacing the current line of credit. The Company was not in compliance with one of the loan covenants at December 31, 2007 and at June 30, 2008. Effective July 24, 2008, the Company entered into a forbearance agreement with its lender regarding its $17.5 million line of credit which matured June 30, 2008. The forbearance was negotiated in order to extend the repayment period and allow the Company to structure a transaction which would result in repayment of the $17.5 million line of credit in full. The Company is currently in negotiations with independent third parties regarding a transaction which would facilitate the repayment of the line of credit. This transaction would be subject to regulatory and stockholder approval.

3. Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary, and American State Advisory Group Corp., a wholly-owned subsidiary of the Bank. All significant inter-company items have been eliminated.

Peoples Community Bancorp, Inc.

4. Allowance for Loan Loss

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Allowance at beginning of period	$34,499	$18,369
Provision for losses on loans	3,600	4,200
Charge offs
One-to-four family residential	(1,223)	(7,441)
Multi-family residential	(1,346)	(4,363)
Nonresidential real estate and land	(1,471)	(904)
Construction	(944)	(402)
Commercial	(316)	(854)
Consumer and other loans	(46)	(27)

Total charge offs	(5,346)	(13,991)
Recoveries
One-to-Four Family residential	23	332
Multi-family residential	1	189
Nonresidential real estate and land	—	198
Construction	—	593
Commercial	33	156
Consumer and other loans	48	80

Total recoveries	105	1,548

Net charge offs to allowance for loan losses	(5,241)	(12,443)

Allowance at end of period	$32,858	$10,126

The allocation of the allowance for loan losses based on particular types of loans was as follows:

	June 30, 2008		December 31, 2007
	Balance	Percent of total	Balance	Percent of total
One-to-four family residential	$10,802	32.9%	$13,217	38.3%
Multi-family residential	4,719	14.4	6,599	19.1
Nonresidential real estate and land	9,598	29.2	6,154	17.8
Construction	4,433	13.5	4,893	14.2
Commercial	3,197	9.7	3,475	10.1
Consumer and other loans	109	0.3	161	0.5

Total	$32,858	100.0%	$34,499	100.0%

Peoples Community Bancorp, Inc.

5. Asset Quality

The following two tables set forth information concerning loans delinquent 31-59 days and loans delinquent 60 to 89 days at the dates indicated, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio. The amounts presented in both tables represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At June 30, 2008 31-59 Days Delinquent		At December 31, 2007 31-59 Days Delinquent		At December 31, 2006 31-59 Days Delinquent
	Amount	Percent Of Loan Category	Amount	Percent Of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)
One-to-four family residential	$515	0.16%	$7,641	2.18%	$8,515	2.48%
Multi-family residential	—	0.00	7,670	7.09	10,873	8.90
Nonresidential real estate and land	228	0.14	6,032	4.27	10,730	7.61
Commercial	536	3.21	335	1.67	1,118	3.61
Consumer and other loans	7	0.05	101	0.60	190.83

Total	$1,286	0.21%	$21,779	3.09%	$31,426	3.51%

	At June 30, 2008 60-89 Days Delinquent		At December 31, 2007 60-89 Days Delinquent		At December 31, 2006 60-89 Days Delinquent
	Amount	Percent Of Loan Category	Amount	Percent Of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)
One-to-four family residential	$717	0.23%	$3,465	1.12%	$3,140	0.91%
Multi-family residential	80	0.09	—	—	1,699	1.39
Nonresidential real estate and land	1,262	0.75	2,892	2.24	2,804	1.99
Commercial	94	0.56	359	1.80	1,377	4.45
Consumer and other loans	254	1.60	715	4.27	45	0.20

Total	$2,407	0.40%	$7,431	1.06%	$9,065	1.01%

The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned.

	At June 30, 2008	At December 31,
		2007	2006
	(Dollars in Thousands)
Non-accrual loans:
One-to-four family residential	$5,529	$4,834	$7,140
Multi-family residential	2,104	5,225	4,243
Nonresidential real estate and land	26,753	10,070	8,273
Construction loans	3,625	4,643	2,302
Commercial loans	3,587	537	2,028
Consumer loans	16	8	97

Total non-accrual loans	$41,614	$25,317	$24,083
Loans 90 days past due and accruing	—	613	1,716

Total non-performing loans	$41,614	$25,930	25,799
Other real estate owned, net	10,589	6,916	333

Total non-performing assets	$52,203	$32,846	$26,132

Non-performing assets to total assets	6.78%	3.70%	2.54%
Non-performing loans to total loans-net	7.30%	4.09%	3.17%

Peoples Community Bancorp, Inc.

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

If the $41.6 million of non-accruing loans had been current in accordance with their terms during fiscal 2008, the gross income on such loans would have been approximately $1.2 million. A total of approximately $61,000 of interest income was actually recorded by Peoples on such loans in the six months ended June 30, 2008.

Information with respect to the Bank’s impaired loans at and for the six months ended June 30, 2008 and the twelve months ended December 31, 2007 and December 31, 2006 is as follows:

	June 30, 2008	December 31, 2007	December 31, 2006
	(in thousands)
Impaired loans with related allowance	$38,665	$23,368	$15,327
Impaired loans with no related allowance	—	—	5,201

Total impaired loans	$38,665	$23,368	$20,528

Allowance for losses on impaired loans	$10,184	$5,777	$2,115

Average recorded investment in impaired loans	$32,031	$16,530	$16,297

Interest income recognized on impaired loans	$52	$913	$861

Interest income recognized on a cash basis on impaired loans	$23	$910	$847

The allowance for impaired loans is included in the Bank’s overall allowance for loan losses.

The following table sets forth the activity in the real estate acquired through foreclosure during the periods indicated.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in thousands)
Balance at beginning of period	$6,915	$333
Foreclosures	4,588	—
Sales	(784)	(40)
Writedown of current real estate acquired through foreclosure	(130)	—

Balance at end of period	$10,589	$293

6. Earnings Per Share

Basic earnings per share is based upon the weighted-average shares outstanding during the period, less 9,422 and 50,461 unallocated ESOP shares as of June 30, 2008 and 2007, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company’s stock option plan and Management Recognition Plan (“MRP”). The computations were as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding (basic)	4,827,651	4,776,511	4,828,614	4,777,503
Dilutive effect of assumed exercise of stock options and MRP	—	—	—	—

Weighted-average common shares outstanding (diluted)	4,827,651	4,776,511	4,828,614	4,777,503

Peoples Community Bancorp, Inc.

Options to purchase shares of common stock and MRP awards were excluded from the computation of diluted earnings per share due to the net loss recorded for each period.

7. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007.

The adoption of FIN 48 resulted in reclassification of $1.3 million in deferred tax liabilities and the establishment of a $1.1 million unrecognized tax liability related to federal income tax matters. This resulted in an increase of $180,000 to the beginning balance of retained earnings as of January 1, 2007. There was no impact on the results of operations of the Company. The unrecognized tax liability has not increased during the 12-month period ended December 31, 2007 or the six-month period ended June 30, 2008. The Company has not accrued any interest or penalties related to these uncertain tax positions. During 2007 the Internal Revenue Service (“IRS”) completed audits on the Company’s tax years ended December 31, 2004 and 2005, while the years ending December 31, 2006 and 2007 are currently open to audit under the statute of limitations. Various companies that the Bank has acquired remain under the statute of limitations by the IRS for the years ending December 31, 2004 through 2007.

8. Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 as of January 1, 2008, as required, and adoption did not have a material impact on the Company’s financial statements.

In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement of Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The consensus requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. If the policy holder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Option 12, as appropriate. This approach requires the policyholder to gain a clear understanding of the benefit being provided by the policyholder to its employee given that it is this benefit that is being recognized as a liability. The provisions of EITF 06-4 were adopted by the Company on January 1, 2008. The adoption of EITF 06-4 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective;

Peoples Community Bancorp, Inc.

however, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

The fair value option: (a) may be applied instrument by instrument with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted FAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value. As a result, the adoption of FAS 159 did not have any impact on the Company’s financial statements.

In December 2007, the FASB issued Statement No. 141(R) Business Combinations (“FAS 141”). FAS 141 establishes principals and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer. FAS 141 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141 will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”). FAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and is reported as equity in the consolidated financial statements. FAS 160 applies to all for profit entities that prepare consolidated financial statements, but affects only those entities that have an outstanding noncontrolling interest in subsidiaries or that deconsolidate a subsidiary. Since the Company has no noncontrolling interests in subsidiaries, adopting FAS 160 on January 1, 2009 is not anticipated to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 amends and expands the disclosure requirement of Statement No. 133 (“FAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under FAS 133 and its related interpretations; (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet these objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company currently has no derivative instruments and related hedged items, therefore, it anticipates no impact on the Company’s financial statements upon adoption of FAS 161.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. FAS 162 is not expected to have a material impact on our consolidated financial statements.

9. Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

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

Peoples Community Bancorp, Inc.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

		Fair Value Measurements Using (in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$36,277	$1,217	$35,060	$0

Impaired Loans. Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method utilizes a recent appraisal or other valuations of the collateral and applies a discount factor to the value based on the Company’s estimate of holding cost and other economic factors, such as estimated cash flow generated from the property.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fell at June 30, 2008.

		Fair Value Measurements Using (in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$28,481	$0	$0	$28,481

The fair value of the impaired loans of $28.5 million is net of specific reserves of $10.2 million. Of the $28.5 million of impaired loans at June 30, 2008, there were charge offs related to these loans of $1.7 million.

Peoples Community Bancorp, Inc.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

The Company’s profitability depends on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions, and interest expense, principally on interest-bearing deposits and borrowings from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates, the extent to which such rates are changing, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s profitability also depends, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the deferred tax allowance, and goodwill impairment. Actual results could differ from those estimates.

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

The test involves estimating the fair value of tangible assets and liabilities, identified intangible assets and goodwill of the Bank (which is the Company’s reporting unit as defined under FAS 142) and comparing the fair value of this reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. The third party selected by management utilizes the following common approaches to valuing business combination transactions involving financial institutions to derive the fair value of the reporting unit: (1) the comparable transactions approach which is specifically based on earnings, book value, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow approach. The application of the valuation

Peoples Community Bancorp, Inc.

techniques takes into account the reporting unit’s operating history, the current market environment and future prospects. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no second step is required. If the fair value does not exceed the carrying amount, a second test is required to measure the amount of goodwill impairment. The second test of the overall goodwill impairment compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss shall equal the excess of carrying value over fair value. Any impairment loss would require an immediate charge to earnings. After each testing period, the third party compiles a summary of the test that is then provided to the audit committee for review.

The Bank selected an independent third party to evaluate the unamortized goodwill balance as of June 30, 2008, and recorded an impairment of $12.5 million, which eliminated the goodwill on its books. The impairment of goodwill is primarily attributable to lower market valuations for financial institutions in 2008, the weakening of the credit market, the decline in real estate values, particularly in the Cincinnati region, and the net losses recorded by the Bank for the past eight quarters.

Valuation Allowance of Deferred Income Taxes. The Company accounts for federal income taxes in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes.” Pursuant to the provisions of FAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future. At December 31, 2007 and June 30, 2008, the Company had recorded an allowance of approximately $4.4 million.

Discussion of Financial Condition Changes from December 31, 2007 to June 30, 2008

At June 30, 2008, the Company’s assets totaled $769.5 million, a decrease of $118.0 million, or 13.3%, compared to total assets at December 31, 2007. The decrease in assets was primarily due to a decrease in loans receivable of $64.1 million and a decrease of $31.3 million in mortgage-backed securities and other investment securities, the write-off of goodwill due to impairment of $12.5 million, and a decrease in cash and cash equivalents of $12.9 million.

Cash and cash equivalents decreased by $12.9 million, or 14.9%, from the December 31, 2007 level, to a total of $73.7 million at June 30, 2008. The decrease in liquid assets as of June 30, 2008 was primarily due to using cash to compensate for the decrease in deposits. At June 30, 2008, $60.0 million was invested in federal funds, a decrease of $7.0 million from December 31, 2007.

Investment securities and mortgage-backed securities totaled $36.3 million at June 30, 2008, a decrease of $31.3 million, or 46.3%, compared to December 31, 2007, primarily due to the sale of approximately $29.4 million in mortgage-backed securities and $9.1 million in principal repayments received during the six months ended June 30, 2008, partially offset by purchases of $6.6 million.

Loans receivable totaled $570.4 million at June 30, 2008, a decrease of $64.1 million, or 10.1%, over the December 31, 2007 levels. One-to-four-family residential real estate loans decreased $14.8 million, or 4.8%, multi-family real estate loans decreased $14.0 million, or 17.1%, construction loans decreased $14.7 million, or 24.2%, loans secured by non-residential real estate and land decreased $18.0 million, or 10.1%, and commercial and consumer loans decreased $4.1 million, or 11.2%. Loan disbursements totaled $27.6 million during the six-month period ended June 30, 2008, and were offset by principal repayments of $83.9 million.

The allowance for loan losses totaled $32.9 million at June 30, 2008, compared to $34.5 million at December 31, 2007. Approximately $3.6 million was added to the allowance through the provision for losses on loans during the six-month period ended June 30, 2008. The analysis method used to determine the levels of allowance for loan losses provides for a range of adequate levels. Management of the Bank had recorded provisions to the allowance to maintain levels at the high end of the range in the recent past primarily due to the uncertain economic conditions. Although nonperforming and classified assets increased during the current period, loans classified as special mention decreased and the balance of the allowance for loan losses remains toward the high end of the range as indicated by the most recent analysis.

Peoples Community Bancorp, Inc.

Approximately $5.3 million of loans were charged-off during the six-month period ended June 30, 2008. The charged-off loans were comprised of $1.2 million in loans secured by one-to-four-family residential real estate, $1.3 million in loans secured by multi-family residential real estate, $944,000 in construction loans, $1.5 million in loans secured by non-residential real estate and land, and $362,000 in commercial and consumer loans. The level of charged-off loans during the six months ended June 30, 2008 was primarily due to real estate investors and developers experiencing financial difficulties.

Nonperforming loans increased from $25.9 million, or 4.09% of net loans at December 31, 2007, to $41.6 million, or 7.3% of net loans at June 30, 2008. Nonperforming loans at June 30, 2008 consisted of approximately $5.5 million of one-to-four family owner-occupied residential loans, $2.1 million of multi-family residential loans, $3.6 million of construction loans, $26.8 million of loans secured by non-residential real estate and land, and $3.6 million of commercial and consumer loans. There were no loans as of June 30, 2008 contractually past due 90 days or more and accruing. The Bank is currently negotiating with third parties for an anticipated loan sale which would occur in the third quarter. The potential impact would be the sale of $18.5 million in loans, of which $14.9 million are nonperforming loans. This would result in additional liquidity of $11.4 million and a pretax loss of $7.1 million.

The Bank’s classified assets increased by $36.7 million, or 90.4%, to a total of $77.2 million at June 30, 2008, compared to December 31, 2007. Classified residential real estate loans increased by $6.5 million, or 39.4%, during the period to a total of $23.2 million, while classified non-residential real estate and land loans increased by $23.2 million during the period to a total of $38.8 million. Classified commercial and other loans increased by $3.3 million during the period to a total of $4.6 million, and foreclosed real estate increased by $3.7 million to $10.6 million.

The Bank’s criticized loans, defined as loans with potential weaknesses which do not currently expose the Bank to a sufficient degree of risk to warrant being classified, decreased $22.8 million, or 52.9%, to $20.3 million at June 30, 2008 compared to December 31, 2007.

The allowance for loan losses represented 5.5% and 5.1% of total loans, net of undisbursed funds, at June 30, 2008 and December 31, 2007, and 79.0% and 133.0% of nonperforming loans at June 30, 2008 and December 31, 2007, respectively. Although management believes that the allowance for loan losses at June 30, 2008 was appropriate based upon the available facts and circumstances at such time, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company’s results of operations. In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. Such agency may require the Bank to recognize additions to such allowance based on their judgments about information available to them at or subsequent to the time of their examination.

Deposits totaled $630.2 million at June 30, 2008, a decrease of $105.0 million, or 14.3%, compared to December 31, 2007 levels. Checking and savings deposits decreased by $34.7 million, or 15.6%, compared to balances at December 31, 2007, while certificate of deposit balances decreased by $70.3 million, or 13.7%, during the same time period. The decrease in deposit balances during the period was primarily due to the strong competitive market in the southwest Ohio and southeast Indiana regions and the decision by the Bank not to match higher rates on certain accounts offered by other institutions in the Bank’s market areas.

Advances from the Federal Home Loan Bank and other borrowings totaled $76.6 million at June 30, 2008, a decrease of $1.0 million, or 1.4%, compared to December 31, 2007 totals. Proceeds from repayments of investment securities were partially utilized to make scheduled payments on the advances during the period.

Stockholders’ equity totaled $39.0 million, or 5.1% of total assets, at June 30, 2008, a decrease of $14.6 million, or 27.3%, compared to December 31, 2007. The decrease resulted primarily from the net loss of $14.7 million for the six-month period ended June 30, 2008 and an $80,000 change, net of taxes, in unrealized losses on available for sale securities, which was partially offset by the amortization effects of stock benefit plans totaling $137,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”). At June 30, 2008, Peoples Community Bank continued to meet all applicable regulatory capital requirements and was categorized as well-capitalized under the regulatory framework for prompt corrective action.

Peoples Community Bancorp, Inc.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2008 and 2007

General

The Company recorded a net loss of $13.6 million for the three-month period ended June 30, 2008, compared to $295,000 of net loss reported for the same period in 2007. The decrease in earnings was primarily due to a $1.5 million, or 23.2%, decrease in net interest income, a $110,000, or 12.6%, decrease in other income, and an increase of $12.3 million in general, administrative and other expense, which was mainly due to the goodwill impairment charge of $12.5 million, partially offset by a decrease in provision for losses on loans of $300,000, and a $325,000 increase in federal income tax benefits.

Net Interest Income

Interest income on loans decreased by $4.3 million, or 31.2% during the three-month period ended June 30, 2008, compared to the 2007 period, due primarily to a $150.3 million, or 19.6%, decrease in the average portfolio balance outstanding, coupled with a 104 basis point decrease in the weighted-average yield, to 6.18% for the 2008 period. The decrease in the average balance was primarily due to loan repayments of $200.4 million, partially offset by loan originations of $87.1 million. The decrease in yield reflects a downward shift in market rates and the corresponding impact on adjustable-rate loans and increasing levels of non-accrual loans.

Interest income on mortgage-backed securities decreased by $216,000 or 39.1%, during the three-month period ended June 30, 2008 compared to the same period in 2007, due primarily to a $18.1 million, or 39.0%, decrease in the average balance outstanding, coupled with a 1 basis point decrease in the weighted-average yield, to 4.75% in the 2008 period. The decrease in the average balance was primarily due to principal repayments, while the decrease in the yield was primarily due to adjustments on the variable rate mortgage-backed securities.

Interest income on investment securities and interest-bearing deposits and other deposits decreased by $714,000 due primarily to a decrease of 255 basis points in the weighted-average yield, partially offset by a $3.3 million increase in the average balance outstanding for the 2008 period. The increase in the average balance was a result of an increase in investment securities, which included the purchase of mortgage-backed securities totaling $29.8 million, partially offset by a decrease in federal funds. At June 30, 2008, federal funds sold totaled $60.0 million, compared to $116.0 million at June 30, 2007.

Interest expense on deposits decreased by $2.8 million, or 36.2%, primarily due to a 122 basis point decrease in the weighted-average cost of deposits, to 2.97%, coupled with a decrease of $71.9 million, or 9.9%, in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $1.0 million, or 52.1%, due primarily to an $82.9 million, or 58.4%, decrease in the average balance of borrowings outstanding period to period, coupled with a 10 basis point decrease in the average cost of borrowings, to 3.95% for the 2008 period. Proceeds from mortgage-backed security repayments and loan repayments were partially utilized to make repayments on borrowings. The decreases in the average cost of both deposits and borrowings were due primarily to the decrease in market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $1.5 million, or 23.2%, to a total of $4.9 million for the three-month period ended June 30, 2008, compared to the same period in 2007. The interest rate spread decreased to 2.48% for the three-month period ended June 30, 2008, from 2.59% for the same period in 2007, while the net interest margin decreased to 2.56% for the three-month period ended June 30, 2008, compared to 2.73% for the same period in 2007.

Provision for Losses on Loans

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank’s determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $1.8 million and $2.1 million for the three-month periods ended June 30, 2008 and 2007, respectively. The provision recorded during the three-month period ended June 30, 2008 was

Peoples Community Bancorp, Inc.

predicated primarily upon the significant downturn in the local economy, the level of charge-offs in 2008, and the relative credit risk of the loan portfolio.

Other Income

Other income totaled $762,000 for the three months ended June 30, 2008, a decrease of $110,000, or 12.6%, compared to the $872,000 recorded for the same period in 2007. The decrease was primarily due to a decrease of $194,000, or 26.5%, in other operating income due to a decrease in deposit and loan fees, partially offset by an increase of $5,000, or 2.7%, in income of bank-owned life insurance, a decrease in loss on sale of foreclosed real estate of $42,000, or 93.3%, and an increase in gain on sale of investment securities and loans of $37,000.

General, Administrative and Other Expense

General, administrative and other expense totaled $18.0 million for the three months ended June 30, 2008, an increase of $12.3 million compared to the same period in 2007. This increase resulted primarily from an increase of $9,000, or 3.0%, in data processing expense, an increase of $287,000, or 24.3%, in other operating expense, and an increase in goodwill impairment of $12.5 million, partially offset by a decrease of $226,000, or 8.7%, in employee compensation and benefits, a decrease of $62,000, or 7.1%, in occupancy and equipment, and a decrease of $105,000, or 41.2%, in franchise taxes.

The decrease in employee compensation and benefits was due primarily to a decrease in personnel. The decrease in occupancy and equipment expense primarily reflects fixed assets becoming fully depreciated. An increase in data processing expenses was primarily due to additional services being utilized by customers, and a general pricing increase. The increase in other operating expense is primarily due to an increase in legal costs. The increase in goodwill impairment is due to the elimination of goodwill, which was previously discussed.

Federal Income Taxes

The Company recorded a credit for federal income taxes totaling $558,000 for the three months ended June 30, 2008, compared to a provision of $233,000 for the same period in 2007, primarily due to the fluctuation in earnings and loss between the periods. The Company’s effective tax rate was 33.9% for the three-month period ended June 30, 2008, which reflected the effect of a nontaxable increase in the cash surrender value of bank-owned life insurance.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2008 and 2007

General

The Company recorded a net loss of $14.7 million for the six months ended June 30, 2008, compared to a net loss of $420,000 reported for the same period in 2007. The increase in loss was primarily due to a $4.3 million, or 32.9%, decrease in net interest income, and an increase of $11.8 million in general, administrative and other expense, which is mainly due to the goodwill impairment charge of $12.5 million, partially offset by a decrease in provision for losses on loans of $600,000, an $843,000 increase in federal income tax benefits, and a $412,000, or 24.9%, increase in other income.

Net Interest Income

Interest income on loans decreased by $8.7 million, or 30.6% during the six-month period ended June 30, 2008, compared to the same period in 2007, due primarily to a $155.9 million, or 19.7%, decrease in the average portfolio balance outstanding, coupled with a 98 basis point decrease in the weighted-average yield, to 6.24% for the 2008 period. The decrease in the average balance was primarily due to loan repayments of $200.4 million, partially offset by loan originations of $87.1 million. The decrease in yield reflects a downward shift in market rates and the corresponding impact on adjustable-rate loans and increasing levels of non-accrual loans.

Interest income on mortgage-backed securities decreased by $244,000, or 21.9%, during the six-month period ended June 30, 2008, compared to the same period in 2007, due primarily to a $14.8 million, or 30.4%, decrease in the average balance outstanding, partially offset by a 56 basis point increase in the weighted-average yield, to 5.13% in the 2008 period. The decrease in the average balance was primarily due to principal repayments, while the increase in the yield was primarily due to upward adjustments on the variable rate mortgage-backed securities.

Peoples Community Bancorp, Inc.

Interest income on investment securities and interest-bearing deposits and other decreased by $430,000 due primarily to a decrease of 224 basis points in the weighted-average yield, partially offset by a $35.5 million increase in the average balance outstanding for the 2008 period. The increase in the average balance was a result of an increase in investment securities, which included the purchase of mortgage-backed securities totaling $29.8 million during the time period.

Interest expense on deposits decreased by $3.1 million, or 21.1%, primarily due to a decrease of $42.7 million, or 5.9%, in the average balance of deposits outstanding period to period, coupled with a 67 basis point decrease in the weighted-average cost of deposits, to 3.46%. Interest expense on borrowings decreased by $1.9 million, or 49.4%, due primarily to an $82.8 million, or 58.1%, decrease in the average balance of borrowings outstanding period to period, coupled with a six basis point decrease in the average cost of borrowings, to 3.97% for the 2008 period. The decrease in the average balance was primarily due to the strong competitive market in the southwest Ohio and southeast Indiana regions and the decision by the Bank not to match higher rates on certain accounts offered by other institutions in the Bank’s market areas. The decrease in the average balance of borrowings was primarily due to repayment of FHLB advances where no prepayment penalties were imposed. The decreases in the average cost of both deposits and borrowings were due primarily to the decrease in the market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $4.3 million, or 32.9%, to a total of $8.8 million for the six months ended June 30, 2008, compared to the same period in 2007. The interest rate spread decreased to 2.13% for the six months ended June 30, 2008, from 2.68% for the same period in 2007, while the net interest margin decreased to 2.22% for the six months ended June 30, 2008, compared to 2.83% for the same period in 2007.

Provision for Losses on Loans

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank’s determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $3.6 million and $4.2 million for the six-month periods ended June 30, 2008 and 2007, respectively. The provision recorded during the six-month period ended June 30, 2008 was predicated primarily upon the significant downturn in the local economy, the level of charge-offs in 2008, and the relative credit risk of the loan portfolio.

Other Income

Other income totaled $2.1 million for the six months ended June 30, 2008, an increase of $412,000, or 24.9%, compared to the $1.7 million recorded for the same period in 2007. The increase was primarily due to an increase of $491,000 in gain on sale of investment securities, a decrease of $52,000, or 92.9%, in loss on sale of foreclosed real estate, and an increase of $43,000 in gain on sale of loans, partially offset by a decrease of $186,000, or 13.9%, in other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $23.2 million for the six months ended June 30, 2008, an increase of $11.8 million, compared to the same period in 2007. This increase resulted primarily from an increase of $25,000, or 4.2%, in data processing expense, an increase in goodwill impairment of $12.5 million, and an increase of $232,000, or 10.1%, in other operating expense, partially offset by a decrease of $538,000, or 10.1%, in employee compensation and benefits, a decrease of $90,000, or 5.1%, in occupancy and equipment, and a decrease of $172,000, or 33.7%, in franchise taxes.

The decrease in employee compensation and benefits was due primarily to a decrease in personnel. The decrease in occupancy and equipment expense primarily reflects fixed assets becoming fully depreciated. An increase in data processing expenses was primarily due to additional services being utilized by customers, and a general pricing increase. The increase in other operating expense is primarily due to an increase in legal costs. The increase in goodwill impairment is due to the elimination of goodwill, which was previously discussed.

Peoples Community Bancorp, Inc.

Federal Income Taxes

The Company recorded a credit for federal income taxes totaling $1.2 million for the six months ended June 30, 2008, compared to a credit of $372,000 for the same period in 2007, primarily due to the increase in and loss between the periods. The Company’s effective tax rate was 35.5% for the six-month period ended June 30, 2008, which reflected the effect of a nontaxable increase in the cash surrender value of bank-owned life insurance.

Cash Flow

For the six months ended June 30, 2008, net cash provided by operating activities totaled $4.1 million, whereas for the six months ended June 30, 2007, net cash used in operating activities was $587,000. For the six months ended June 30, 2008, there was goodwill impairment of $12.5 million, an increase in net loss of $14.3 million, and a change in accrued interest payable and other liabilities of $9.8 million. Net cash provided by investing activities increased by $6.9 million for the six months ended June 30, 2008, compared to the same time period ending June 30, 2007. Proceeds from sale of securities increased $29.4 million and loans payments-net of disbursements increased by $6.4 million. Proceeds from sale of loans decreased $23.6 million. Net cash used in financing activities increased $104.8 million for the six months ended June 30, 2008, compared to the same time period ending June 30, 2007. The net decrease in deposits accounts was $105.0 million for the six months ended June 30, 2008, compared to a net increase of $1.2 million for the six months ended June 30, 2007.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.

Item 4. CONTROLS AND PROCEDURES

Peoples Community Bancorp, Inc.

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

Changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter in order to address material weaknesses identified as of December 31, 2007. These material weaknesses included adjustments related to the calculation of the allowance for loan losses, significant adjustments to accruals and contingent liabilities and testing for impairment of goodwill. Changes were implemented to ensure adjustments are made in a timely fashion and before any financial statements are drafted, and goodwill was reviewed for potential impairment on a quarterly basis, which resulted in the elimination of goodwill at June 30, 2008.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At June 30, 2008, other than the legal proceedings occurring in the ordinary course of business, the Company and its subsidiaries were not involved in any material proceedings. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition and results of operations.

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

Peoples Community Bancorp, Inc.

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

As a savings institution holding company, the Company has historically paid its operating expenses, interest expense, taxes and other obligations, including interest on its line of credit and junior subordinated debentures, from its cash on hand, investments, and intercompany tax payments. Without an additional capital infusion as well as possibly a restructuring of existing debt obligations, current cash flows and capital resources of the Company will be insufficient to fund the Company’s operating expenses and to meet its debt service obligations on the junior subordinated debentures and the $17.5 million line of credit which became due on June 30, 2008. On May 23, 2008, the Company notified the trustee of the junior subordinated debentures that it has elected to defer the interest due until further notice. Also, the Company has entered into a forbearance agreement with its lender regarding its $17.5 million line of credit. The forbearance agreement, dated July 24, 2008, extends the repayment period in order to allow the Company to structure a transaction which will result in repayment of the $17.5 million line of credit in full. The Company is currently in negotiations with independent third parties regarding a transaction which would facilitate the repayment of the line of credit. This transaction would be subject to regulatory and stockholder approval. Since the Orders prohibit the Bank from paying cash dividends without the prior written consent of the OTS, the Company will only be able to rely upon existing cash and cash equivalents as the sources of its liquidity. Any increase in the Company’s outstanding indebtedness will also require OTS approval.

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

The Company’s primary asset consists of the outstanding shares of common stock of the Bank. The Company’s $17.5 million line of credit is secured by the outstanding shares of common stock of the Bank. The $17.5 million outstanding under the line became due on June 30, 2008. The Company has entered into a forbearance agreement with its lender regarding its $17.5 million line of credit. The forbearance agreement, dated July 24, 2008, extends the repayment period in order to allow the Company to structure a transaction which will result in repayment of the $17.5 million line of credit in full. The Company is currently in negotiations with independent third parties regarding a transaction which would facilitate the repayment of the line of credit. This transaction would be subject to regulatory and stockholder approval.

Effect of Independent Registered Public Accounting Firm’s Report With Disclosure Of Going Concern Issue.

The report of our independent Registered Public Accountants, which is included in our Annual Report to Stockholders for fiscal year 2007, contains an explanatory paragraph as to our ability to continue as a going concern. Among the factors cited by the accountants as raising substantial doubt as to our ability to continue as a going concern are the recurring losses, the agreements with the OTS and uncertainty about the Company’s ability to meet financial obligations in 2008. See also “Note 2. Overview and Recent Regulatory Matters of the Notes to Condensed Consolidated Financial Statements” on page 8 of this report.

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

Peoples Community Bancorp, Inc.

Other Risks Related to Our Business

Lack of profitable operations in recent periods could continue.

The recessionary forces in the local economy have impacted the Company’s operations and profitability and may continue to do so. For the six months ended June 30, 2008, the Company incurred a loss of $14.7 million. For the years ended December 31, 2007 and 2006, the Company incurred losses of $33.3 million and $4.1 million, respectively. As the Bank’s primary lending area is the southwest Ohio and southeast Indiana regions, the significant downturn in the real estate market in these regions significantly impacts the asset quality and provision for loan loss requirements of the Bank. While the Bank’s management continues to aggressively pursue the collection and resolution of all delinquent and non performing loans, future levels of charge offs and adjustments to the allowance could significantly affect future net earnings.

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

Like all bank holding companies, the Company is subject to the effects of any economic downturn. The significant decline in home values, residential development and commercial properties in the Company’s markets have had and may continue to have a negative effect on results of operations. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southwest Ohio and southeast Indiana area in general. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the southwest Ohio counties of Butler, Hamilton and Warren, as well as Dearborn and Ohio counties in Indiana. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could continue to adversely affect the Company’s financial condition and results of operations. Additionally, because the Company has a significant amount of loans secured by non-residential and land, multi-family, and non-owner occupied investment properties, decreases in tenant occupancy may also continue to have a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans, which would continue to have an adverse impact on the Company’s earnings. A significant decline in home values would likely lead to increased delinquencies and defaults in both consumer and home equity loans and owner-occupied residential real estate loan portfolios and result in increased losses in the portfolios. Recently, there has been a significant downturn in the local economy, a softening in the real estate market and an oversupply of lots, speculative homes and non-owner occupied rental units, leading to cash flow issues faced by local property investors, builders, and developers. These issues have had a material adverse impact on the Bank’s nonaccrual loans. At June 30, 2008, the Bank’s nonperforming loans amounted to $41.6 million, or 7.3% of total net loans. The resolution of such nonperforming loans may substantially impact the Company’s provision for loan losses and allowance for loan losses.

Losses on a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s limited size, individual loan values can be large relative to the Company’s earnings for a particular period. If a few relatively large loan relationships become non-performing in a period and the Company is required to increase its loss reserves, or to charge off principal or interest relative to such loans, the operating results of that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a relatively small number of loan relationships may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. In each of the third and fourth quarters of 2006, all of 2007, and the first and second quarters of 2008, the Company incurred losses on lending relationships that significantly impacted operating results for the relevant period. As of June 30, 2008, the Bank’s nonperforming loans amounted to $41.6 million, with eleven loans totaling $20.8 million, or 49.9% of the total nonperforming loans. In addition, nonresidential real estate non-accrual loans totaled $11.7 million at June 30, 2008, or 28.1% of the total nonperforming loans.

Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on the Company’s results of operations.

Peoples Community Bancorp, Inc.

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

The Bank recorded goodwill totaling $23.9 million in conjunction with acquisitions of other financial institutions over the past five years. Following an updated valuation in the fourth quarter of 2007 by an independent third party, the Bank incurred a non-cash impairment charge of $11.4 million for the writedown of goodwill. This impairment is primarily attributable to lower market valuations for financial institutions in the latter part of 2007, the weakening of the credit market in the second half of 2007, the decline in real estate values, particularly in the Cincinnati region, and the net losses recorded by the Bank and Company for the past eight quarters. A valuation was performed at June 30, 2008, and it was determined an additional writedown would be necessary for the remaining goodwill; thus, a non-cash impairment charge was taken for $12.5 million.

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

The Company faces significant competition both in attracting deposits and in the origination of loans. Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits. Many competitors have substantially greater financial and other resources than the Company. Moreover, the Company may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. These circumstances place significant competitive pressure on the prices of loans and deposits.

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

Peoples Community Bancorp, Inc.

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

Other risk factors

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

Peoples Community Bancorp, Inc.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4T. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2008, the Company held its Annual Meeting of Shareholders. Two matters were submitted to the shareholder’s for a vote. The shareholders elected two directors to terms expiring in 2011 by the following votes:

	For	Withheld
James R. Van DeGrift	3,389,582	271,221
Thomas J. Noe	3,386,909	273,894

One of the proposals to shareholders was the ratification of BKD, LLP as the Company’s independent auditor for the 2008 fiscal year. On April 23, 2008 BKD, LLP resigned as independent auditor for the Company. As a result, there was no vote to ratify the selection.

Item 5. OTHER INFORMATION

Effective July 1, 2008, the Company engaged Plante & Moran PLLC (“Plante & Moran”) as the Company’s independent registered public accounting firm. The Company has appointed Mr. Donald Hawke, an independent former director, to serve on the board of directors as a member of the class of directors whose terms expire in 2010.

Item 6. EXHIBITS

Exhibit No.	Title
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Peoples Community Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES COMMUNITY BANCORP, INC.

Date: August 14, 2008	By:	/s/ Jerry D. Williams
Jerry D. Williams
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Thomas J. Noe
Thomas J. Noe
Executive Vice President and Treasurer (Principal Financial Officer)