Form 10-Q
period 2008-09-30
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2008-11-14
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008, 4,844,520 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Peoples Community Bancorp, Inc.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$9,588	$16,117
Federal funds sold	—	67,000
Interest-bearing deposits in other financial institutions	58,273	3,497
Cash and cash equivalents	67,861	86,614

Securities designated as available for sale	58,802	67,572
Loans receivable – net	501,440	634,421
Loans held for sale - net	13,554	—
Office premises and equipment	26,921	27,795
Real estate held for sale	510	510
Real estate acquired through foreclosure	11,391	6,915
Federal Home Loan Bank stock	14,549	14,024
Accrued interest receivable	3,119	4,295
Bank-owned life insurance	18,382	17,812
Prepaid expenses and other assets	1,507	1,906
Goodwill	—	12,514
Intangible assets	3,169	4,232
Deferred federal income taxes	—	8,816
Total assets	$721,205	$887,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$615,583	$735,212
Advances from the Federal Home Loan Bank and other borrowings	76,526	77,628
Subordinated debentures	15,464	15,464
Accrued interest payable	763	382
Other liabilities	6,161	5,175
Total liabilities	714,497	833,861

Commitments and contingent liabilities	—	—

Stockholders’ equity
Common stock - 15,000,000 shares of $.01 par value authorized; 4,844,520 and 4,838,964 shares issued at September 30, 2008 and December 31, 2007, respectively	48	48
Additional paid-in capital	71,315	71,136
Retained earnings (deficit)	(64,275)	(17,364)
Shares acquired by stock benefit plan	—	(295)
Accumulated other comprehensive income (loss)	(380)	40
Total stockholders’ equity	6,708	53,565
Total liabilities and stockholders’ equity	$721,205	$887,426

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share amounts)

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Interest income
Loans	$28,189	$41,729	$8,322	$13,117
Mortgage-backed securities	1,171	1,631	300	516
Investment securities	348	153	139	51
Interest-bearing deposits and other	2,121	3,454	455	1,251
Total interest income	31,829	46,967	9,216	14,935

Interest expense
Deposits	16,541	22,680	4,744	7,734
Borrowings	3,113	5,290	1,122	1,357
Total interest expense	19,654	27,970	5,866	9,091
Net interest income	12,175	18,997	3,350	5,844

Provision for losses on loans	20,204	8,300	16,604	4,100
Net interest income (loss) after provision for losses on loans	(8,029)	10,697	(13,254)	1,744

Other income
Gain (loss) on sale of loans	(3,851)	307	(3,900)	301
Gain on sale of securities	492	1	—	—
Gain (loss) on sale of other assets	13	(56)	17	—
Income from bank-owned life insurance	570	550	193	185
Other operating	1,694	1,901	542	564
Total other income	(1,082)	2,703	(3,148)	1050

General, administrative and other expense
Employee compensation and benefits	7,165	7,760	2,351	2,409
Occupancy and equipment	2,409	2,694	725	922
Franchise taxes	470	765	132	255
Data processing	922	898	302	303
Amortization of intangibles	1,063	1,272	330	399
Goodwill impairment	12,514	—	—	—
Other operating	4,682	3,058	2,154	762
Total general, administrative and other expense	29,225	16,447	5,994	5,050
Loss before income taxes	(38,336)	(3,047)	(22,396)	(2,256)

Federal income taxes
Current	—	(2,623)	—	280
Deferred	8,574	1,435	9,790	(1,097)
Total federal income tax expense (benefit)	8,574	(1,188)	9,790	(817)
NET LOSS	$(46,910)	$(1,859)	$(32,186)	$(1,439)
LOSS PER SHARE
Basic	$(9.71)	$(0.39)	$(6.66)	$(0.30)
Diluted	$(9.71)	$(0.39)	$(6.66)	$(0.30)
DIVIDENDS PER SHARE	$—	$0.45	$—	$0.15

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	For the nine months ended September 30,		For the three months ended September 30,
	2008	2007	2008	2007
Net loss	$(46,910)	$(1,859)	$(32,186)	$(1,439)

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) on securities during the period.	(95)	258	(340)	77

Reclassification adjustment for realized losses (gains) included in earnings, net of tax effects of $167, $0, $0 and $0 for the respective periods	(325)	(1)	—	—
Comprehensive loss	$(47,330)	$(1,602)	$(32,526)	$(1,362)
Accumulated other comprehensive income (loss)	$(380)	$121	$(380)	$121

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 (In thousands)

	For the nine months ended September 30,	For the nine months ended September 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net loss for the period	$(46,910)	$(1,860)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on securities	(167)	111
Amortization of deferred loan origination fees and premiums	134	(140)
Amortization of mortgage servicing rights	123	110
Amortization of premiums and discounts on borrowings	29	85
Amortization of premiums and discounts on deposits	—	(16)
Expense of stock benefit plans	474	408
Amortization of other intangible assets	1,063	1,272
Goodwill impairment	12,514	—
Depreciation	881	1,027
Provision for losses on loans	20,204	8,300
Federal Home Loan Bank stock dividends	(525)	—
Investment securities dividends	(43)	(39)
Income from bank-owned life insurance	(570)	(550)
Gain on sale of securities	(492)	(1)
Gain on sale of real estate	—	(18)
Loss (gain) on sale of foreclosed real estate	(13)	74
Write-down of foreclosed real estate to net realizable value	130	—
Loss (gain) on sale of loans	3,851	(307)
Proceeds from sale of loans in the secondary market	14,728	485
Loans originated for sale in the secondary market	(3,310)	(479)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	1,176	414
Prepaid expenses and other assets	8,037	(2,093)
Deferred income tax expense	1,075	1,746
Accrued interest payable and other liabilities	1,367	(6,900)
Net cash provided by (used in) operating activities	13,756	1,629

Cash flows provided by (used in) investing activities:
Purchase of investment securities and mortgage-backed securities	(31,635)	—
Principal repayments on investment securities and mortgage-backed securities	11,222	14,271
Proceeds from sale of investment securities and mortgage-backed securities designated as available for sale	29,444	9
Proceeds from the sale of loans and loan participations	69	27,539
Principal repayments (disbursements) on loans - net	77,963	77,351
Purchase of office premises and equipment	(11)	(1,719)
Proceeds from sale of real estate acquired through foreclosure	1,195	92
Proceeds from sale of offices premises and equipment	4	—
Net cash provided by investing activities	88,251	117,543
Net cash provided by operating and investing activities (balance carried forward)	102,007	119,172

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

 (In thousands)

	For the nine months ended September 30,	For the nine months ended September 30,
	2008	2007
Net cash provided by operating and investing activities (balance brought forward)	$102,007	$119,172

Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(119,629)	(13,952)
Proceeds from Federal Home Loan Bank advances and other borrowings	1,000	3,950
Repayment of Federal Home Loan Bank advances and other borrowings	(2,131)	(106,883)
Proceeds from exercise of stock options	—	7
Dividends paid on common stock	—	(2,140)
Net cash used in financing activities	(120,760)	(119,018)
Net increase (decrease) in cash and cash equivalents	(18,753)	154

Cash and cash equivalents at beginning of period	86,614	57,459
Cash and cash equivalents at end of period	$67,861	$57,613
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$—	$—
Interest on deposits and borrowings	$19,274	$28,239

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$5,788	$—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine and three month periods ended September 30, 2008 and 2007

1. Basis of Presentation

The condensed consolidated statement of financial condition as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Community Bancorp, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the nine-month and three-month periods ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Overview and Recent Regulatory Matters

Beginning in early 2007, the Company began to reduce all aspects of its lending exposure due in large part to the downturn in the local economy and, in particular, values of residential and residential development properties. Further, beginning in 2006, the Company revised its underwriting standards to place an increased focus on cash flow analysis, tightened its credit standards and provided additional resources to the resolution of its classified assets. Despite the actions taken by the Company, the continued recessionary forces in the local economy have had a significant adverse impact on the Company’s financial condition and results of operations. Net losses from operations amounted to $46.9 million, $33.3 million and $4.1 million for the nine months ended September 30, 2008, the year ended 2007, and the year ended 2006, respectively. Stockholders’ equity decreased from $86.0 million or 8.36% of total assets at December 31, 2005 to $6.7 million or 0.93% of total assets at September 30, 2008. Further, the level of the Company’s non-performing assets has and will continue to negatively impact the Company’s interest rate spread, interest income, provision for losses on loans and net earnings or loss. Non-performing assets totaled $57.7 million, $32.8 million, and $26.1 million at September 30, 2008, December 31, 2007, and December 31, 2006, respectively. While the Company has devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, no assurance can be made that management’s efforts will be successful.

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

The Orders require the Company and the Bank to, among other things, file with the OTS within prescribed time periods updated business plans, which specifically incorporate the requirements set forth in the Orders and comments contained in the most recently completed examinations of the Company and the Bank. On a quarterly basis, the Bank and the Company are required to compare the projected operating results from the business plans with the actual results. The results of this variance analysis must be submitted to the OTS within the prescribed time periods. In addition, the Orders require that the Company and the Bank receive the permission of the OTS prior to (i) making or declaring any dividends or payments on their outstanding securities; (ii) adding or replacing a director or hiring a senior executive officer; and (iii) making any golden parachute payments to any institution-affiliated party. Pursuant to the Orders issued to the Company, the Company must also receive the permission of the OTS prior to increasing its debt position and before any repurchase of its securities.

The Orders issued to the Bank also requires the Bank to take or refrain from certain actions, including (i) not making any new loans or issuing new lines of credit for land acquisition or development, speculative residential construction, commercial and multi-family construction, acquisition or retention of commercial property, and non-owner occupied one- to-four-family residential property; (ii) engaging an independent consultant to conduct a loan portfolio review for the purpose of determining asset quality and the appropriateness of the Bank’s asset classification process related to loan relationships that equal or exceed $4.0 million; (iii) establishing a plan for reducing adversely classified assets; (iv) reviewing and, where appropriate, adjusting the Bank’s allowance for loan and lease losses methodology; (v) limiting asset growth during each calendar quarter to an amount not to exceed net interest credited on deposit liabilities; and (vi) establishing an Oversight Committee of the Bank’s Board of Directors comprised of independent outside directors. In an effort to proactively address the downturn in the local real estate market, the Bank had previously curtailed or ceased the lending activities restricted in the Orders.

Management of the Company and the Bank is working diligently to resolve the issues associated with the Company’s nonperforming assets and to provide the information or take the actions required by the Orders. Concurrently, management and the Board of Directors are considering all strategic alternatives available to the Company and the Bank. As required, the Company and the Bank have filed a consolidated business plan with the OTS covering operations through 2010. The Company’s business plan contemplates, among other things, a consolidation of the Company’s operations through branch sales and a reduction in adversely classified assets through loan resolutions, repayments, sales and charge offs. Branch sale transactions would decrease the Company’s assets and liabilities, improve capital ratios, generate taxable income, and reduce general, administrative and other expense. A revised business plan has been prepared and submitted by the Company to the OTS.

The report of the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007, contained an explanatory paragraph as to the Company’s ability to continue as a going concern primarily due to the Company’s current lack of liquidity to repay its $17.5 million obligation under an outstanding line of credit. The line of credit is secured by all outstanding shares of common stock of the Bank. The Orders prohibit the Bank from paying cash dividends to the Company without the prior consent of the OTS and the Company will only be able to rely upon existing cash and cash equivalents as sources of its liquidity. Without the ability to rely on dividends from the Bank, the Company will require funds from other capital sources to meet its obligations such as restructuring the current line of credit or replacing the current line of credit. The Company was not in compliance with one of the loan covenants at December 31, 2007 and at September 30, 2008. Effective July 24, 2008, the Company entered into a forbearance agreement with its lender regarding its $17.5 million line of credit which matured June 30, 2008. The forbearance was negotiated in order to extend the repayment period and allow the Company to structure a transaction which would result in repayment of the $17.5 million line of credit in full. On September 12, 2008, the Company entered into a purchase and assumption agreement with a third party in which the agreement provides for the purchase of a substantial portion of the Bank’s assets, as well as the assumption of the Bank’s deposits and certain other liabilities.  This transaction would be subject to regulatory and stockholder approval.

3. Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary, and American State Advisory Group Corp., a wholly-owned subsidiary of the Bank. All significant inter-company items have been eliminated.

4. Allowance for Loan Loss

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

	Nine Months Ended September 30, 2008	Twelve Months Ended December 31,2007	Nine Months Ended September 30, 2007
	(In thousands)
Allowance at beginning of period	$34,499	$18,369	$18,369
Provision for losses on loans	20,204	32,800	8,300
Charge offs
One-to-four-family residential	(5,365)	(8,484)	(8,468)
Multi-family residential	(5,368)	(4,741)	(4,741)
Nonresidential real estate and land	(13,477)	(1,274)	(1,274)
Construction	(5,496)	(844)	(670)
Commercial	(1,521)	(2,887)	(1,833)
Consumer and other loans	(52)	(54)	(47)
Total charge offs	(31,279)	(18,284)	(17,033)
Recoveries
One-to-four –family residential	30	357	347
Multi-family residential	30	190	190
Nonresidential real estate and land	—	199	198
Construction	—	593	593
Commercial	131	158	157
Consumer and other loans	59	117	108
Total recoveries	250	1,614	1,593
Net charge offs to allowance for loan losses	(31,029)	(16,670)	(15,440)
Allowance at end of period	$23,674	$34,499	$11,229

The allocation of the allowance for loan losses based on particular types of loans was as follows:

	September 30, 2008		December 31, 2007		September 30, 2007
	Balance	Percent of total	Balance	Percent of total	Balance	Percent of total
	(Dollars in thousands)
One-to-four-family residential	$7,089	29.9%	$13,217	38.3%	$2,520	22.4%
Multi-family residential	3,138	13.3	6,599	19.1	1,623	14.4
Nonresidential real estate and land	7,771	32.8	6,154	17.8	3,153	28.1
Construction	3,614	15.3	4,893	14.2	1,526	13.6
Commercial	1,990	8.4	3,475	10.1	2,333	20.8
Consumer and other loans	72	0.3	161	0.5	74	0.7
Total	$23,674	100.0%	$34,499	100.0%	$11,229	100.0%

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

	September 30, 2008 31-59 Days Delinquent		December 31, 2007 31-59 Days Delinquent
	Amount	Percent Of Loan Category	Amount	Percent Of Loan Category
	(Dollars in thousands)
One-to-four-family residential	$841	0.29%	$5,503	1.76%
Multi-family residential	—	0.00	7,568	9.21
Nonresidential real estate and land	1,491	1.05	5,998	3.05
Construction	2,822	7.20	2,274	2.98
Commercial	254	1.99	335	1.68
Consumer and other loans	53	0.34	101	0.60

Total	$5,461	0.21%	$21,779	3.09%

	September 30, 2008 60-89 Days Delinquent		December 31, 2007 60-89 Days Delinquent
	Amount	Percent Of Loan Category	Amount	Percent Of Loan Category
	(Dollars in thousands)
One-to-four-family residential	$4,710	1.63%	$2,372	0.76%
Multi-family residential	7,956	13.02	—	—
Nonresidential real estate and land	2,033	1.43	2,892	1.47
Construction	1,258	3.21	1,093	1.43
Commercial	797	6.26	359	1.79
Consumer and other loans	49	0.32	715	4.27

Total	$16,803	0.40%	$7,431	1.06%

The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned.

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-accrual loans:
One-to-four-family residential	$4,968	$4,834
Multi-family residential	987	5,225
Nonresidential real estate and land	18,687	10,070
Construction loans	6,671	4,643
Commercial loans	2,117	537
Consumer loans	24	8
Total non-accrual loans	$33,454	$25,317
Loans 90 days past due and accruing	770	613
Total non-performing loans	$34,224	$25,930
Other real estate owned, net	11,391	6,916
Total non-performing assets	$45,615	$32,846

Non-performing assets to total assets	6.32%	3.70%
Non-performing loans to total loans-net	6.65%	4.09%

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

If the $33.5 million of non-accruing loans had been current in accordance with their terms during fiscal 2008, the gross income on such loans would have been approximately $1.4 million. A total of approximately $46,000 of interest income was actually recorded by Peoples on such loans in the nine months ended September 30, 2008.

Information with respect to the Bank’s impaired loans at and for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007 and December 31, 2006 is as follows:

	September 30, 2008	December 31, 2007	September 30, 2007
	(In thousands)
Impaired loans with related allowance	$31,029	$23,368	$11,926
Impaired loans with no related allowance	—	—	—
Total impaired loans	$31,029	$23,368	$11,926

Allowance for losses on impaired loans	$6,547	$5,777	$3,078
Average recorded investment in impaired loans	$34,609	$16,530	$14,820
Interest income recognized on impaired loans	$33	$913	$403
Interest income recognized on a cash basis on impaired loans	$33	$910	$403

The allowance for impaired loans is included in the Bank’s overall allowance for loan losses.

The following table sets forth the activity in the real estate acquired through foreclosure during the periods indicated.

	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007
	(In thousands)
Balance at beginning of period	$6,915	$333
Foreclosures	5,788	6,860
Sales	(1,182)	(271)
Writedown of current real estate acquired through foreclosure	(130)	(7)
Balance at end of period	$11,391	$6,915

6. Loss Per Share

Basic loss per share is based upon the weighted-average shares outstanding during the period, less 50,461 unallocated ESOP shares as of September 30, 2007. Diluted loss per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company’s stock option plan and Management Recognition Plan (“MRP”). The computations were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding (basic)	4,830,186	4,780,538	4,835,200	4,788,545

Dilutive effect of assumed exercise of stock options and MRP	—	—	—	—
Weighted-average common shares outstanding (diluted)	4,830,186	4,780,538	4,835,200	4,788,545

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

The adoption of FIN 48 resulted in reclassification of $1.3 million in deferred tax liabilities and the establishment of a $1.1 million unrecognized tax liability related to federal income tax matters. This resulted in an increase of $180,000 to the beginning balance of retained earnings as of January 1, 2007. There was no impact on the results of operations of the Company. The unrecognized tax liability has not increased during the 12-month period ended December 31, 2007 or the nine-month period ended September 30, 2008. The Company has not accrued any interest or penalties related to these uncertain tax positions. During 2007 the Internal Revenue Service (“IRS”) completed audits on the Company’s tax years ended December 31, 2004 and 2005, while the years ending December 31, 2006 and 2007 are currently open to audit under the statute of limitations. Various companies that the Bank has acquired remain under the statute of limitations by the IRS for the years ending December 31, 2004 through 2007.

8. Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 as of January 1, 2008, as required, and adoption did not have a material impact on the Company’s financial statements.  In October 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-3,  Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.   FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). FAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and is reported as equity in the consolidated financial statements. FAS 160 applies to all for profit entities that prepare consolidated financial statements, but affects only those entities that have an outstanding noncontrolling interest in subsidiaries or that deconsolidate a subsidiary. Since the Company has no noncontrolling interests in subsidiaries, adopting FAS 160 on January 1, 2009 is not anticipated to have a material impact on the Company’s financial statements.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

		Fair Value Measurements Using (in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$58,802	$1,234	$57,568	$0

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fell at September 30, 2008.

		Fair Value Measurements Using (in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$24,482	$0	$0	$24,482

The fair value of the impaired loans of $24.5 million is net of specific reserves of $6.5 million. Of the $24.5 million of impaired loans at September 30, 2008, there were charge offs related to these loans of $12.9 million. Loans totaling $10.6 million, net of specific reserves, that were impaired at June 30, 2008, are no longer impaired at September 30, 2008.  Of such amount, $9.1 million were sold during the third quarter ended September 30, 2008.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the deferred tax allowance, the valuation of investment securities, and goodwill impairment. Actual results could differ from those estimates.

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

The Bank selected an independent third party to evaluate the unamortized goodwill balance as of June 30, 2008, and recorded an impairment of $12.5 million, which eliminated the goodwill on its books. The impairment of goodwill at such time was primarily attributable to lower market valuations for financial institutions in 2008, the weakening of the credit market, the decline in real estate values, particularly in the Cincinnati region, and the net losses recorded by the Bank for the nine quarters prior to June 30, 2008.

Valuation Allowance of Deferred Income Taxes. The Company accounts for federal income taxes in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes.” Pursuant to the provisions of FAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future. At December 31, 2007 and September 30, 2008, the Company had recorded an allowance of approximately $4.4 million and $21.9 million, respectively.

Discussion of Financial Condition Changes from December 31, 2007 to September 30, 2008

At September 30, 2008, the Company’s assets totaled $721.2 million, a decrease of $166.2 million, or 18.7%, compared to total assets at December 31, 2007. The decrease in assets was primarily due to a decrease in loans receivable of $119.4 million, a decrease of $8.8 million in mortgage-backed securities and other investment securities, the write-off of goodwill due to impairment of $12.5 million, and a decrease in cash and cash equivalents of $18.8 million.

Cash and cash equivalents decreased by $18.8 million, or 21.7%, from the December 31, 2007 level, to a total of $67.9 million at September 30, 2008. The decrease in liquid assets as of September 30, 2008 was primarily due to using cash to compensate for the decrease in deposits. At September 30, 2008, $54.0 million was invested in overnight funds compared to $67.0 million invested in federal funds at December 31, 2007.

Investment securities and mortgage-backed securities totaled $58.8 million at September 30, 2008, a decrease of $8.8 million, or 13.0%, compared to December 31, 2007, primarily due to the sale of approximately $29.4 million in mortgage-backed securities and $11.2 million in principal repayments received during the nine months ended September 30, 2008, partially offset by purchases of $31.6 million.

Loans receivable totaled $515.0 million at September 30, 2008, a decrease of $119.4 million, or 18.8%, over the December 31, 2007 levels. Approximately $13.6 million of net loans were classified as held for sale at September 30, 2008.  A mark to market adjustment was taken of $21.7 million in order to hold the loans at fair market value.  The loans were classified as held for sale in anticipation of selling certain loans in order to facilitate the consummation of the Purchase and Assumption Agreement, dated September 12, 2008, between the Company, the Bank, Center Bank and The Community Bank Strategic Equity Fund (the “Purchase Agreement”).  A provision of $6.9 million was previously taken with respect to such loans and an additional $14.8 million was provided to the allowance for loan losses for the three months ended September 30, 2008.  The Company anticipates that it will conduct further loan sales in order to consummate the transactions contemplated by the Purchase Agreement and may incur further losses associated with such loan sales.  One-to-four-family residential real estate loans decreased $26.1 million, or 8.4%, multi-family real estate loans decreased $24.6 million, or 29.9%, construction loans decreased $54.2 million, or 37.6%, loans secured by non-residential real estate and land decreased $30.8 million, or 23.9%, and commercial and consumer loans decreased $9.2 million, or 24.9%. Loan disbursements totaled $35.7 million during the nine-month period ended September 30, 2008, and were offset by principal repayments of $113.7 million.

The allowance for loan losses totaled $23.7million at September 30, 2008, compared to $34.5 million at December 31, 2007. Approximately $20.2 million was added to the allowance through the provision for losses on loans during the nine-

month period ended September 30, 2008. The analysis method used to determine the levels of allowance for loan losses provides for a range of adequate levels. Management of the Bank had recorded provisions to the allowance to maintain levels at the high end of the range in the recent past primarily due to the uncertain economic conditions. Although nonperforming and classified assets increased during the current period, loans classified as special mention decreased and the balance of the allowance for loan losses is now toward the middle of the range as indicated by the most recent analysis.

Approximately $31.3 million of loans were charged off during the nine-month period ended September 30, 2008. The charged-off loans were comprised of $5.4 million in loans secured by one-to-four-family residential real estate, $5.4 million in loans secured by multi-family residential real estate, $5.5 million in construction loans, $13.5 million in loans secured by non-residential real estate and land, and $1.6 million in commercial and consumer loans. The level of charged-off loans during the nine months ended September 30, 2008 was primarily due to real estate investors and developers experiencing financial difficulties as well as the write-down of loans held for sale to market value.

Nonperforming loans increased from $25.9 million, or 4.09% of net loans at December 31, 2007, to $34.2 million, or 6.6% of net loans at September 30, 2008. Nonperforming loans at September 30, 2008 consisted of approximately $5.0 million of one-to-four family residential loans, $1.0 million of multi-family residential loans, $6.7 million of construction loans, $18.7 million of loans secured by non-residential real estate and land, and $2.1 million of commercial and consumer loans. There was one loan for $770,000 as of September 30, 2008 contractually past due 90 days or more and accruing.

The Bank’s classified assets increased by $16.1 million, or 39.6%, to a total of $56.6 million at September 30, 2008, compared to December 31, 2007. Classified residential real estate loans increased by $7.3 million, or 44.0%, during the period to a total of $23.9 million, while classified non-residential real estate and land loans increased by $3.4 million during the period to a total of $19.1 million. Classified commercial and other loans increased by $855,000 during the period to a total of $2.2 million, and foreclosed real estate increased by $4.5 million to $11.4 million.

The Bank’s criticized loans, defined as loans with potential weaknesses which do not currently expose the Bank to a sufficient degree of risk to warrant being classified, decreased $32.6 million, or 75.5%, to $10.5 million at September 30, 2008 compared to December 31, 2007.

The allowance for loan losses represented 4.6% and 5.4% of total loans, net of undisbursed funds, at September 30, 2008 and December 31, 2007, and 69.2% and 133.0% of nonperforming loans at September 30, 2008 and December 31, 2007, respectively. Although management believes that the allowance for loan losses at September 30, 2008 was appropriate based upon the available facts and circumstances at such time, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company’s results of operations. In addition, the OTS, as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. Such agency may require the Bank to recognize additions to such allowance based on their judgments about information available to them at or subsequent to the time of their examination.

Deposits totaled $615.6 million at September 30, 2008, a decrease of $119.6 million, or 16.3%, compared to December 31, 2007 levels. Checking and savings deposits decreased by $59.2 million, or 26.5%, compared to balances at December 31, 2007, while certificate of deposit balances decreased by $60.4 million, or 11.8%, during the same time period. The decrease in deposit balances during the period was primarily due to the strong competitive market in the southwest Ohio and southeast Indiana regions and the decision by the Bank not to match higher rates on certain accounts offered by other institutions in the Bank’s market areas.

Advances from the Federal Home Loan Bank and other borrowings totaled $76.5 million at September 30, 2008, a decrease of $1.1 million, or 1.4%, compared to December 31, 2007 totals. Proceeds from repayments of investment securities were partially utilized to make scheduled payments on the advances during the period.

Stockholders’ equity totaled $6.7 million, or 0.9% of total assets, at September 30, 2008, a decrease of $46.9 million, or 87.5%, compared to December 31, 2007. The decrease resulted primarily from the net loss of $46.9 million for the nine-month period ended September 30, 2008 and a $420,000 change in unrealized losses on available for sale securities, which was partially offset by the amortization effects of stock benefit plans totaling $474,000. The Bank is required to meet minimum capital standards promulgated by the OTS. At September 30, 2008, Peoples Community Bank continued to meet all applicable regulatory capital requirements and was categorized as adequately capitalized under the regulatory framework for prompt corrective action.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007

General

The Company recorded a net loss of $32.2 million for the three-month period ended September 30, 2008, compared to $1.4 million of net loss reported for the same period in 2007. The increase in net loss was primarily due to a $2.5 million, or 42.7%, decrease in net interest income, an increase in provision for losses on loans of $12.5 million, a $4.2 million decrease in other income due to a $3.9 million loss on sale of loans, an increase of $944,000 in general, administrative and other expense, and an increase of $10.6 million in federal income taxes.

Net Interest Income

Interest income on loans decreased by $4.8 million, or 36.6% during the three-month period ended September 30, 2008, compared to the 2007 period, due primarily to a $141.6 million, or 19.5%, decrease in the average portfolio balance outstanding, coupled with a 153 basis point decrease in the weighted-average yield, to 5.69% for the 2008 period. The decrease in the average balance was primarily due to loan repayments of $29.7 million, partially offset by loan originations of $8.1 million. The decrease in yield reflects a downward shift in market rates and the corresponding impact on adjustable-rate loans and increasing levels of non-accrual loans.

Interest income on mortgage-backed securities decreased by $216,000 or 41.9%, during the three-month period ended September 30, 2008 compared to the same period in 2007, due primarily to a $15.3 million, or 37.1%, decrease in the average balance outstanding, coupled with a 38 basis point decrease in the weighted-average yield, to 4.64% in the 2008 period. The decrease in the average balance was primarily due to principal repayments, while the decrease in the yield was primarily due to adjustments on the variable rate mortgage-backed securities reflecting recent decreases in short-term interest rates.

Interest income on investment securities and interest-bearing deposits and other deposits decreased by $708,000 due primarily to a $7.3 million, or 8.1%, decrease in the average balance outstanding, coupled with a 290 basis points decrease in the weighted-average yield, to 2.86% in the 2008 period. The decrease in the average balance was a result of a decrease in interest bearing deposits held during the period.  The decrease in the yield reflects the recent decreases in short-term interest rates.

Interest expense on deposits decreased by $3.0 million, or 38.7%, primarily due to a 106 basis point decrease in the weighted-average cost of deposits, to 3.21%, coupled with a decrease of $133.3 million, or 18.4%, in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $235,000, or 17.3%, due primarily to a $14.6 million or 19.8%, decrease in the average balance of borrowings outstanding period to period, coupled with a 25 basis point decrease in the average cost of borrowings, to 3.99% for the 2008 period. Proceeds from mortgage-backed security repayments and loan repayments were partially utilized to make repayments on borrowings. The decreases in the average cost of both deposits and borrowings were due primarily to the decrease in market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $2.5 million, or 42.7%, to a total of $3.4 million for the three-month period ended September 30, 2008, compared to the same period in 2007. The interest rate spread decreased to 1.87% for the three-month period ended September 30, 2008, from 2.57% for the same period in 2007, while the net interest margin decreased to 1.93% for the three-month period ended September 30, 2008, compared to 2.72% for the same period in 2007.

Provision for Losses on Loans

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank’s determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $16.6 million and $4.1 million for the three-month periods ended September 30, 2008 and 2007, respectively. The provision recorded during the three-month period ended September 30, 2008 was due primarily to a $14.8 million provision related to the markdown of specific loans to market value.  The provision was also due to the significant downturn in the local economy, the level of charge-offs in 2008, and the relative credit risk of the loan portfolio.  The $14.8 million provision was related to the proposed sale of loans to facilitate the consummation of the Purchase Agreement.  A provision of $6.9 million was previously taken with respect to such loans.

Other Income

Other income totaled a loss of $3.1 million for the three months ended September 30, 2008, a decrease of $4.2 million compared to the $1.1 million of income recorded for the same period in 2007. The decrease was primarily due to a $301,000 gain on sale of investment securities during the three months ended September 30, 2007, and a loss of $3.9 million on the sale of loans during the three months ended September 30, 2008.

General, Administrative and Other Expense

General, administrative and other expense totaled $6.0 million for the three months ended September 30, 2008, an increase of $944,000 compared to the same period in 2007. This increase resulted primarily from an increase of $1.4 million in other operating expense, partially offset by a decrease of $58,000, or 2.4%, in employee compensation and benefits, a decrease of $197,000, or 21.4%, in occupancy and equipment, and a decrease of $123,000, or 48.2%, in franchise taxes.

The decrease in employee compensation and benefits was due primarily to a decrease in personnel. The decrease in occupancy and equipment expense primarily reflects fixed assets becoming fully depreciated. The increase in other operating expense is primarily due to an increase in legal costs associated with the planned transaction with CenterBank.

Federal Income Taxes

The Company recorded a provision for federal income taxes totaling $9.8 million for the three months ended September 30, 2008, compared to a credit of $817,000 for the same period in 2007, primarily due to the addition to the valuation allowance for deferred income taxes based on the losses between the periods.  This addition was due to the expectation that the remaining deferred tax assets will not be realized through future taxable income.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2008 and 2007

General

The Company recorded a net loss of $46.9 million for the nine months ended September 30, 2008, compared to a net loss of $1.9 million reported for the same period in 2007. The increase in loss was primarily due to a $6.8 million, or 35.9%, decrease in net interest income, an increase in the provision for losses on loans of $11.9 million, a decrease of $3.8 million in other income, an increase of $12.8 million in general, administrative and other expense, which is mainly due to the goodwill impairment charge of $12.5 million, and an increase in federal income taxes of $9.8 million.

Net Interest Income

Interest income on loans decreased by $13.5 million, or 32.5% during the nine-month period ended September 30, 2008, compared to the same period in 2007, due primarily to a $151.2 million, or 19.6%, decrease in the average portfolio balance outstanding, coupled with a 115 basis point decrease in the weighted-average yield, to 6.06% for the 2008 period. The decrease in the average balance was primarily due to loan repayments of $113.7 million, partially offset by loan originations of $35.7 million. The decrease in yield reflects a downward shift in market rates and the corresponding impact on adjustable-rate loans and increasing levels of non-accrual loans.

Interest income on mortgage-backed securities decreased by $460,000, or 28.2%, during the nine-month period ended September 30, 2008, compared to the same period in 2007, due primarily to a $15.0 million, or 32.4%, decrease in the average balance outstanding, partially offset by a 29 basis point increase in the weighted-average yield, to 5.00% in the 2008 period. The decrease in the average balance was primarily due to principal repayments, while the increase in the yield was primarily due to upward adjustments on the variable rate mortgage-backed securities.

Interest income on investment securities and interest-bearing deposits and other decreased by $1.1 million due primarily to a decrease of 245 basis points in the weighted-average yield, partially offset by a $21.2 million increase in the average balance outstanding for the 2008 period.  The increase in the average balance was a result of an increase in interest bearing deposits held during the period.  The decrease in the yield reflects the recent decreases in short-term interest rates.

Interest expense on deposits decreased by $6.1 million, or 27.1%, primarily due to a decrease of $72.9 million, or 10.1%, in the average balance of deposits outstanding period to period, coupled with a 79 basis point decrease in the weighted-average cost of deposits, to 3.39%. Interest expense on borrowings decreased by $2.2 million, or 41.2%, due primarily to a $60.1 million, or 50.3%, decrease in the average balance of borrowings outstanding period to period, coupled with a 10 basis point decrease in the average cost of borrowings, to 3.98% for the 2008 period. The decrease in the average balance of deposits outstanding was primarily due to the strong competitive market in the southwest Ohio and southeast Indiana regions and the decision by the Bank not to match higher rates on certain accounts offered by other institutions in the Bank’s market areas. The decrease in the average balance of borrowings was primarily due to repayment of FHLB advances where no prepayment penalties were imposed. The decreases in the average cost of both deposits and borrowings were due primarily to the decrease in the market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $6.8 million, or 35.9%, to a total of $12.2 million for the nine months ended September 30, 2008, compared to the same period in 2007. The interest rate spread decreased to 2.05% for the nine months ended September 30, 2008, from 2.64% for the same period in 2007, while the net interest margin decreased to 2.13% for the nine months ended September 30, 2008, compared to 2.80% for the same period in 2007.

Provision for Losses on Loans

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. The Bank’s determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. After considering the above factors, management recorded a provision for losses on loans totaling $20.2 million and $8.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The provision recorded during the nine-month period ended September 30, 2008 was due primarily to a $14.8 million provision related to the markdown of specific loans to market value.  The provision was also due to the significant downturn in the local economy, the level of charge-offs in 2008, and the relative credit risk of the loan portfolio.  The $14.8 million provision was related to the proposed sale of loans to facilitate the consummation of the Purchase Agreement.  A provision of $6.9 million was previously taken with respect to such loans.

Other Income

Other income totaled a loss of $1.1 million for the nine months ended September 30, 2008, a decrease of $3.8 million compared to the $2.7 million of income recorded for the same period in 2007. The decrease was primarily due to a decrease of $3.9 million in gain on sale of loans and a decrease of $207,000, or 10.9%, in other operating income, partially offset by an increase of $185,000, or 60.3%, in gain on sale of investment securities, a decrease of $69,000 in loss on sale of foreclosed real estate, and an increase of $20,000 in income from bank owned life insurance.

General, Administrative and Other Expense

General, administrative and other expense totaled $29.2 million for the nine months ended September 30, 2008, an increase of $12.8 million, compared to the same period in 2007. This increase resulted primarily from an increase of $24,000, or 2.7%, in data processing expense, an increase in goodwill impairment of $12.5 million, and an increase of $1.6 million, or 53.1%, in other operating expense, partially offset by a decrease of $595,000, or 7.7%, in employee compensation and benefits, a decrease of $285,000, or 10.6%, in occupancy and equipment, and a decrease of $295,000, or 38.6%, in franchise taxes.

The decrease in employee compensation and benefits was due primarily to a decrease in personnel. The decrease in occupancy and equipment expense primarily reflects fixed assets becoming fully depreciated. An increase in data processing expenses was primarily due to additional services being utilized by customers, and a general pricing increase. The increase in other operating expense was primarily due to an increase in legal costs. The increase in goodwill impairment was due to the elimination of goodwill, which was previously discussed.

 Federal Income Taxes

The Company recorded a provision for federal income taxes totaling $8.6 million for the nine months ended September 30, 2008, compared to a credit of $1.2 million for the same period in 2007, primarily due to the addition to the valuation allowance for deferred income taxes based on the losses between the periods.

Cash Flow

For the nine months ended September 30, 2008, net cash provided by operating activities totaled $13.8 million, and for the nine months ended September 30, 2007, net cash provided by operating activities was $1.6 million. For the nine months ended September 30, 2008, there was goodwill impairment of $12.5 million, an increase in net loss of $45.1 million, an increase in the provision for losses on loans of $11.9 million, an increase in proceeds from sale of loans in the secondary market of $14.2 million, a change in prepaid expenses and other assets of $9.5 million, and a change in accrued interest payable and other liabilities of $8.3 million. Net cash provided by investing activities decreased by $29.3 million for the nine months ended September 30, 2008, compared to the same time period ending September 30, 2007. Proceeds from sale of securities increased $29.4 million and the purchase of investment securities increased $31.6 million.  Proceeds from sale of loans decreased $27.5 million. Net cash used in financing activities increased $1.7 million for the nine months ended September 30, 2008, compared to the same time period ending September 30, 2007. The net decrease in deposit accounts was $119.6 million for the nine months ended September 30, 2008, compared to a net decrease of $14.0 million for the nine months ended September 30, 2007.  The repayment of Federal Home Loan Bank advances and other borrowings was $2.1 million for the nine months ended September 30, 2008, compared to $106.9 million for the nine months ended September 30, 2007.

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

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements and the currently reported results are based upon our current expectations and beliefs concerning future developments and their potential effects upon us.  These statements and our results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us.  Actual developments and/or results may differ significantly and adversely from our expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond our control (as well as the various assumptions utilized in determining our expectations), and which include, but are not limited to, the following, which are not necessarily set forth in any particular order of importance:

•                  risks associated with the proposed transaction with CenterBank and The Community Bank Strategic Equity Fund, LLC, pursuant to the Purchase and Assumption Agreement entered into on September 12, 2008, including the risk that the transaction may not close and, as a result, the Company may not be able to continue operations;

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

•                  our inability to access the necessary capital resources to fund our operations;

•                  the impact and cost of adverse state and federal legislation and regulations, court decisions and changes in the judicial or regulatory climate;

•                  general economic or business conditions, both nationally and in the states in which the Company does business, may be further impacted resulting in, among other things, a further deterioration in credit quality and asset quality and a decline in deposit flows;

•                  our ability to maintain effective compliance with laws and regulations and control expenses;

•                  our ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies;

•                  continued adverse changes in securities markets;

•                  further tightening of credit; and

•                  other events, risks and uncertainties discussed elsewhere in this Form 10-Q and from time to time in our other reports, press releases and filings with the U.S. Securities and Exchange Commission (“SEC”).

We undertake no obligation to publicly update such forward-looking statements.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At September 30, 2008, other than the legal proceedings occurring in the ordinary course of business, the Company and its subsidiaries were not involved in any material proceedings. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as other information in this Form 10-Q and the information contained in our other filings with the SEC.  You should carefully consider the following risks in light of our current operating environment and regulatory status. The occurrence of any of the events described below could materially adversely affect our liquidity, results of operations and financial condition. Additional risks not presently known by us or that we currently deem immaterial may also have a material adverse impact.

Risks Relating to Our Liquidity

The Company does not on its own have sufficient resources to satisfy its obligations.

As a savings institution holding company, the Company has historically paid its operating expenses, interest expense, taxes and other obligations, including interest on its line of credit and junior subordinated debentures, from its cash on hand, investments, and intercompany tax payments.  Since the Orders prohibit the Bank from paying cash dividends to the Company without the prior written consent of the OTS, the Company will only be able to rely upon the limited amount of existing cash and cash equivalents as the sources of its liquidity.  Without an additional capital infusion as well as possibly a restructuring of existing debt obligations, current cash flows and capital resources of the Company will be insufficient to fund the Company’s operating expenses and to meet its debt service obligations on the junior subordinated debentures and the $17.5 million line of credit from Integra Bank, N.A. (“Integra”), which became due and payable on June 30, 2008.

On May 23, 2008, the Company notified the trustee of the junior subordinated debentures that it elected to exercise its right to defer the interest due until further notice.  Also, the Company entered into a Forbearance Agreement, dated July 24, 2008, with Integra (“Forbearance Agreement”) regarding its $17.5 million line of credit.  The Forbearance Agreement extended the repayment period in order to allow the Company to structure a transaction which would result in repayment of the $17.5 million line of credit in full.

On September 12, 2008, the Company and the Bank entered into a Purchase and Assumption Agreement (“Purchase Agreement”) with CenterBank and The Community Bank Strategic Equity Fund, LLC.  The Purchase Agreement provides for, among other things, for the purchase of a substantial portion of the Bank’s assets, as well as the assumption of all of the Bank’s deposits and certain other liabilities by CenterBank (“Transaction”).  The Company has received written notification from Integra indicating that the Transaction constitutes an “Acceptable Transaction Agreement” under the Forbearance Agreement and, accordingly, Integra has extended the forbearance period to December 31, 2008.  The Transaction facilitates the generation of liquidity which will permit the Company to repay its obligations to Integra and possibly the obligations associated with the junior subordinated debentures.  However, if the Transaction is not consummated, the Company will not have sufficient liquidity to repay its outstanding debt and to pay its operating expenses.  See “If the Transaction is not consummated, we may not be able to continue operations” under “Risks Related to the Transaction” below.

The Company’s line of credit is secured by the Bank’s common stock

The Company’s primary asset consists of the outstanding shares of common stock of the Bank. The Company’s $17.5 million line of credit with Integra is secured by the outstanding shares of common stock of the Bank.  The $17.5 million outstanding under the line became due on June 30, 2008.  The Company has entered into a Forbearance Agreement with Integra regarding the $17.5 million line of credit.  The Forbearance Agreement extended the repayment period in order to allow the Company to structure a transaction which would result in repayment of the $17.5 million line of credit in full.  The Company has received written notification from Integra indicating that the Transaction constitutes an “Acceptable Transaction Agreement” under the Forbearance Agreement and, accordingly, Integra has extended the forbearance period to December 31, 2008.  If the Transaction is not consummated, Integra may take certain actions to collect on the $17.5 million extended to the Company, including the acquisition of the Bank’s common stock.

Effect of Independent Registered Public Accounting Firm’s Report With Disclosure Of Going Concern Issue.

The report of our prior independent registered public accountants, which is included in our Annual Report to Stockholders for fiscal year 2007, contains an explanatory paragraph as to our ability to continue as a going concern. Among the factors cited by the accountants as raising substantial doubt as to our ability to continue as a going concern are the recurring losses, the agreements with the OTS and uncertainty about the Company’s ability to meet financial obligations in 2008. See also “Note 2. Overview and Recent Regulatory Matters of the Notes to Condensed Consolidated Financial Statements” on page 8 of this report.

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

The recessionary forces in the local economy have impacted the Company’s operations and profitability and may continue to do so. For the nine months ended September 30, 2008, the Company incurred a loss of $46.9million. For the years ended December 31, 2007 and 2006, the Company incurred losses of $33.3 million and $4.1 million, respectively. As the Bank’s primary lending area is the southwest Ohio and southeast Indiana regions, the significant downturn in the real estate market in these regions significantly impacts the asset quality and provision for loan loss requirements of the Bank. While the Bank’s management continues to aggressively pursue the collection and resolution of all delinquent and non performing loans, future levels of charge offs and adjustments to the allowance could significantly affect future net earnings or losses.

Changes in interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The earnings of the Company depend substantially on the interest rate spread, which is the difference between the rates the Company earns on loans, investment securities and other interest-earning assets, and the interest rates the Company pays on deposits and borrowings. These rates are highly sensitive to many factors beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities. Our interest rate spread has declined steadily in recent periods from 2.84% for the year ended December 31, 2006, to 2.53% for the year ended December 31, 2007 and to 2.05% for the nine months ended September 30, 2008. Our inability to originate loans will continue to adversely impact our interest rate spread.

Regional economic changes in the Company’s markets could adversely impact results from operations.

Like all savings institution holding companies, the Company is subject to the effects of any economic downturn. The significant decline in home values, residential development and commercial properties in the Company’s markets have had and may continue to have a negative effect on results of operations. The Company’s success depends primarily on the general economic conditions in the counties in which the Company conducts business, and in the southwest Ohio and southeast Indiana area in general. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the southwest Ohio counties of Butler, Hamilton and Warren, as well as Dearborn and Ohio counties in Indiana. The local economic conditions in these market areas have a significant impact on the Company’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could continue to adversely affect the Company’s financial condition and results of operations. Additionally, because the Company has a significant amount of loans secured by non-residential and land, multi-family, and non-owner occupied investment properties, decreases in tenant occupancy may also continue to have a negative effect on the ability of many of the Company’s borrowers to make timely repayments of their loans, which would continue to have an adverse impact on the Company’s earnings. A significant decline in home values would likely lead to increased delinquencies and defaults in both consumer and home equity loans and owner-occupied residential real estate loan portfolios and result in increased losses in the portfolios.

Since the fourth quarter of 2006, there has been a significant downturn in the local economy, a softening in the real estate market and an oversupply of lots, speculative homes and non-owner occupied rental units, leading to cash flow issues faced by local property investors, builders, and developers. These issues have had a material adverse impact on the Bank’s nonaccrual loans. At September 30, 2008, the Bank’s nonperforming loans amounted to $34.2 million, or 6.6% of total net loans. The resolution of such nonperforming loans may substantially impact the Company’s provision for loan losses and allowance for loan losses.

Losses on a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s limited size, individual loan values can be large relative to the Company’s earnings for a particular period. If a few relatively large loan relationships become non-performing in a period and the Company is required to increase its loss reserves, or to charge off principal or interest relative to such loans, the operating results of that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a relatively small number of loan relationships may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. In each of the third and fourth quarters of 2006, all of 2007, and the first and second quarters of 2008, the Company incurred losses on lending relationships that significantly impacted operating results for the relevant period. As of September 30, 2008, the Bank’s nonperforming loans amounted to $34.2 million, with nine loans totaling $16.4 million, or 47.9% of the total nonperforming loans. In addition, nonresidential real estate non-accrual loans totaled $18.7 million at September 30, 2008, or 54.6% of the total nonperforming loans.

Additional valuation allowance of deferred tax asset would negatively impact net earnings or loss.

During 2007, the Company recorded a valuation allowance of $4.4 million based principally on uncertainty about the Company’s ability to generate sufficient future taxable income to realize all of the related temporary differences. The Company believes that it will not realize the remaining deferred tax assets through taxable income in the future.  The Company has recorded an additional allowance of $17.5 million, bringing the total deferred valuation allowance to $21.9 million.

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

In response to the financial crises affecting the banking system and financial markets, Congress passed, and President Bush signed, the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008.  Pursuant to the EESA, the U.S. Department of Treasury was granted the authority to, among others, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Strong competition within the Company’s market area may limit profitability.

The Company faces significant competition both in attracting deposits and in the origination of loans. Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits. Many competitors have substantially greater financial and other resources than the Company. Moreover, the Company may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. These circumstances place significant competitive pressure on the prices of loans and deposits.   However, the Bank has curtailed almost all of its loan origination activity due to market conditions and the restrictions imposed by the Orders.

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

Risks Related to the Transaction

Consummation of the Transaction is subject to a number of conditions that must be satisfied.

The consummation of the Transaction is conditioned upon a number of factors, including approval by our shareholders, the receipt of all requisite regulatory approvals, the accuracy of the representations and warranties of the parties and compliance by the parties with their obligations under the Purchase Agreement. In addition, there may not be a material adverse change in the business or condition, financial or otherwise, of the Bank.  A material adverse change of the Bank, may include, without limitation, a decline in the Bank’s deposits (excluding brokered deposits, deposits of government units and other public entities, secured investor custodial accounts, and certificates of deposit that are subject to a repurchase agreement or otherwise secured by collateral) by more than 10% from the aggregate amount of deposits as of the date of the Purchase Agreement.  The conditions to closing under the Purchase Agreement may not be satisfied or waived and the Transaction may not be consummated.

More loans becoming past due or classified between now and the closing date of the Transaction may adversely affect the Transaction.

As part of the proposed Transaction, the Company will retain certain assets, including loans greater than 60 consecutive days past due as of the closing date of the Transaction or that become classified, as specified in the Purchase Agreement, between March 31, 2008 and the closing date, and certain liabilities.  If there are more past due, problem and potentially problem loans between now and the closing date, the purchase price will decrease and, if the aggregate balance of the Bank’s liabilities exceeds the purchase price, the amount of money that we have to pay Center Bank for the difference will increase.  Future loan defaults may cause the cash payment to rise to such a level that we may not be able to fund the difference and, as a result, will not be able to consummate the Transaction.

If the Transaction is not consummated, we may not be able to continue operations.

Management and the boards of directors of the Company and the Bank have considered all strategic alternatives available to the Company.  Management and certain members of the boards of directors have met on numerous occasions with the

OTS to discuss the OTS’ regulatory concerns and our available options given the current economic environment, the level of the Bank’s classified and non-performing assets, the Company’s outstanding indebtedness and current inability to repay its outstanding obligations absent an extraordinary transaction and the restrictions set forth in the Orders.  Because of the effects of the downturn in the economy, and, in particular, in the Bank’s market area, the adverse impact on the credit markets and the impact of the Bank’s asset quality issues on any potential whole bank transaction, the boards of directors determined that it was not feasible to sell the Bank in a whole bank transaction.  Instead, the boards of directors determined that the Transaction was in the best interests of the Company and its shareholders.

CenterBank’s offer is the most viable offer received by the Company for the entire branch network.  Because of the Orders and because of the lack of other viable alternatives available to the Company as described above, the Company’s board of directors believes that it has a fiduciary duty to all of the Company’s constituencies, including its shareholders, to take all action necessary in order to consummate the Transaction.

As explained above under “Risks Relating to Our Liquidity—The Company does not on its own have sufficient resources to satisfy its obligations,” the Company does not have sufficient liquidity to pay its outstanding debt and to continue to pay its operating expenses. The Bank’s inability to dividend funds to the Company effectively precludes the Company from repaying its outstanding obligations on its line of credit from Integra.  Therefore, failure to consummate the Transaction will have a material adverse effect on and impair the Company’s business, financial condition and ability to operate as a going concern.  Absent an extraordinary transaction, such as the Transaction proposed, the Company may not be able to continue operations.

Other risk factors

The above description of risk factors is not exhaustive. Other risk factors are described elsewhere herein as well as in the preliminary proxy statement that we filed in connection with the Transaction and in other reports and documents that we file with or furnish to the SEC. Other factors that could also cause results to differ from our expectations may not be described in any such report or document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4T. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

As previously disclosed in a Form 8-K filed with the SEC on September 15, 2008, on September 12, 2008, the Company and the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with CenterBank (the “Buyer”) and The Community Bank Strategic Equity Fund, LLC.  The Purchase Agreement provides for the purchase of a substantial portion of the Bank’s assets, as well as the assumption of all of the Bank’s deposits and certain other liabilities by the Buyer.

Item 6. EXHIBITS

Exhibit No.	Title

10.0	Forebearance Agreement, dated as of July 24, 2008, by and between Peoples Community Bancorp, Inc. and Integra Bank, N.A.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES COMMUNITY BANCORP, INC.

Date: November 14, 2008	By:	/s/ Jerry D. Williams
Jerry D. Williams
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Thomas J. Noe
Thomas J. Noe
Executive Vice President and Treasurer (Principal Financial Officer)