Form 10-K
period 2008-12-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2009-05-01
CIK 1100983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☒

As of June 30, 2008, the aggregate value of the 3,904,422 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 940,067 shares held directly or indirectly by all directors and executives officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, was approximately $8.7 million.  This figure is based on the closing sales price of $2.24 per share of the Registrant’s Common Stock on June 30, 2008.  Although directors and executive officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of April 30, 2009: 4,844,489

PART I

Item 1.  Business

General

Peoples Community Bancorp, Inc. (“Peoples” or the “Company”) was organized in December 1999 at the direction of the Board of Directors of The People’s Building, Loan and Savings Company, presently Peoples Community Bank (the “Bank”), for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from an Ohio-chartered mutual savings and loan association to a federally-chartered stock savings bank.  (Unless the context otherwise requires, reference to Peoples includes the Bank).  People’s assets consist primarily of the outstanding shares of common stock of the Bank.  Peoples has no significant liabilities other than junior subordinated debentures issued in fiscal 2005 and $17.5 million of principal plus accrued interest and fees currently outstanding as of April 30, 2009 under a line of credit which is secured by the outstanding shares of common stock of the Bank.  The management of Peoples and the Bank are substantially identical and Peoples neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank.  At December 31, 2008, Peoples had $712.4 million in total assets, $630.2 million in deposits, $76.5 million in borrowings (excluding subordinated debentures) and $14.8 million of stockholders’ deficit.  Peoples’ principal executive office is located at 6100 West Chester Road, West Chester, Ohio 45069.  Peoples’ telephone number is (513) 870-3530.

The Bank is a federally-chartered stock savings bank that was originally organized in 1889.  The Bank conducts its business from nineteen full service offices in Hamilton, Warren and Butler counties in Southwest Ohio and Dearborn and Ohio counties in Southeast Indiana.  The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities.  The Bank’s primary lending emphasis has been, and continues to be, loans secured by first liens on real estate located in its local market.

The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”), which is the Bank’s chartering authority and primary federal regulator.  The Bank is also regulated by the Federal Deposit Insurance Corporation (the “FDIC”), administrator of the Deposit Insurance Fund.  The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati, which is one of the 12 regional banks comprising the FHLB System.

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

The Board of Directors of the Bank adopted an amendment to Article II of the Bank’s Bylaws to eliminate the shareholders’ ability to take action by consent without a formal meeting.  The amendment was effective July 10, 2008.

Operations

As a result of acquisitions and internal growth, Peoples grew from $416.0 million in total assets as of September 30, 2001 to a high of $1.0 billion in total assets as of December 31, 2005.  Between the completion of the public offering in March 2000 and December 31, 2005, Peoples acquired five financial institutions with aggregate total assets as of the time of acquisition of $428.5 million.  Also, in September 2003, Peoples purchased $32.8 million in loans and assumed $55.6 million in deposits in connection with the acquisition of two branch offices from another financial institution.  Peoples supplemented this growth due to acquisitions with loan generation secured primarily by real estate in its market area.  Total gross loans increased from $419.5 million at September 30, 2001 to $944.7 million at December 31, 2005.  In addition, since September 30, 2000, Peoples expanded its franchise through the opening of six full service branch offices. These new branch offices, as well as acquired branch offices, have expanded Peoples’ market presence.  Peoples’ loan growth was funded in part by deposits.  Peoples placed an emphasis on deposit generation both internally and through whole bank and branch acquisitions.  Deposits increased from $233.1 million at September 30, 2001 to $755.3 million at December 31, 2006.

Beginning in early 2007, however, Peoples began to reduce all aspects of its lending exposure due in large part to the downturn in the local economy and, in particular, values of residential and residential development properties. At December 31, 2008, total gross loans amounted to $531.4 million, a decrease of $413.3 million or 43.8% compared to $944.7 million of loans at December 31, 2005.  In addition, to address such slowdown and the resulting decrease in the value of its collateral, Peoples charged off $18.3 million of loans in 2007 and $47.8 million of loans in 2008, and provided $32.8 million and $41.5 million during 2007 and 2008, respectively, to the allowance for loan losses.  As a result, the allowance for loan losses to total gross loans at December 31, 2008 amounted to 5.4%.  Further, beginning in 2006, Peoples revised its underwriting standards to place an increased focus on cash flow analysis, tightened its credit standards and provided additional resources to the resolution of its classified assets.

Despite the actions taken by Peoples during 2006, 2007 and 2008, discussed above, the continued recessionary forces in the local economy have had a significant adverse impact on Peoples’ financial condition and results of operations.  For 2007 and 2008, net losses amounted to $33.3 million and $68.5 million, respectively, and stockholders’ equity decreased from $53.6 million or 6.04% of total assets at December 31, 2007 to a deficit of $14.8 million at December 31, 2008.  Further, the level of non-performing assets has and will continue to negatively impact Peoples’ interest rate spread, interest income, provision for losses on loans and net earnings or loss.  Non-performing assets totaled $26.1 million, $32.8 million and $53.3 million at December 31, 2006, 2007 and 2008, respectively.  While Peoples has devoted and will continue to devote substantial resources toward the resolution of all delinquent and non-performing assets, no assurance can be made that these efforts will be successful.

Regulatory Enforcement Actions

The OTS is the primary federal regulator of Peoples Community Bank.  In light of Peoples’ losses in 2007 and 2006 and levels of nonperforming assets, the OTS has imposed certain operations restrictions on the Company and the Bank, many of which had previously been taken by the Company and the Bank. On April 2, 2008, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Orders”).  The Company attached copies of the Orders to a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008.

The Orders require the Company and the Bank to, among other things, file with the OTS within prescribed time periods updated business plans, which specifically incorporate the requirements set forth in the Orders and comments contained in the most recently completed examinations of the Company and the Bank. On a quarterly basis, the Company and the Bank are required to compare the projected operating results from the business plans with the actual results. The results of this variance analysis are to be submitted to the OTS within the prescribed time periods. In addition, the Orders require that the Company and the Bank receive the permission of the OTS prior to (i) making or declaring any dividends or payments on their outstanding securities; (ii) adding or replacing a director or hiring an executive officer; and (iii) making any golden parachute payments to any institution-affiliated party. Pursuant to the Order issued to the Company, the Company must also receive the permission of the OTS prior to increasing its debt position and before any repurchase of its securities.

The Order issued to the Bank also requires the Bank to take or refrain from certain actions, including (i) not making any new loans or issuing new lines of credit for land acquisition or development, speculative residential construction, commercial and multi-family construction, acquisition or retention of commercial property, and non-owner occupied one-to-four-family residential property; (ii) engaging an independent consultant to conduct a loan portfolio review for the purpose of determining asset quality and the appropriateness of the Bank’s asset classification process related to loan relationships that equal or exceed $4.0 million; (iii) establishing a plan for reducing adversely classified assets; (iv) reviewing and, where appropriate, adjusting the Bank’s allowance for loan and lease losses methodology; (v) limiting asset growth during each calendar quarter to an amount not to exceed net interest credited on deposit liabilities; and (vi) establishing an Oversight Committee of the Bank’s Board of Directors comprised of independent outside directors.  In an effort to proactively address the downturn in the local real estate market, the Bank had previously curtailed or ceased the lending activities restricted in the Orders.

During 2008, management of Peoples worked diligently to resolve the issues associated with the Bank’s nonperforming assets and to provide the information or take the actions required by the Orders.  Concurrently, management and the Board of Directors considered all strategic alternatives available to the Company and the Bank.  As required, Peoples has filed a consolidated business plan with the OTS covering operations through 2010.  Peoples’ business plan contemplates, among other things, a consolidation of its operations through branch sales and a reduction in adversely classified assets through loan resolutions, repayments, sales and charge-offs.  Branch sale transactions would decrease Peoples’ assets and liabilities, improve capital ratios, generate income, and reduce general, administrative and other expense.  Despite management’s efforts, the extremely difficult economic conditions have continued to negatively impact real estate values and the ability of borrowers to service or repay their loans.  As a result, Peoples has continued to incur significant losses which has severely impacted stockholders’ equity and the related regulatory capital of the Bank.

Banking regulations require savings institutions to satisfy several capital requirements.  Savings institutions must maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 4.0% of adjusted total assets and total capital equal to at least 8.0% of risk-weighted assets.  A savings institution that fails any of these capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The capital regulations provide that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.  Application of these corrective actions are influenced by an institution’s capital levels under the regulatory framework for prompt corrective action.  This framework defines the following five levels of capital:  well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.  For additional details, refer to “Business — Regulation - The Bank - Regulatory Capital Requirements” contained herein.

On January 30, 2009, the Bank submitted its Thrift Financial Report (“TFR”) to the OTS for the quarter ended December 31, 2008.  This report reflected the Bank’s capital under the framework for prompt corrective action at the “adequately capitalized” level.  During the course of our external audit for 2008, management was informed of several adjustments identified by OTS examiners and our external auditors related to the estimation of the allowance for loan losses. These adjustments were due to information received by Peoples subsequent to the initial year-end closing.  As a result, an amended TFR for December 31, 2008 was filed on April 9, 2009.  The amended TFR reflected regulatory capital under the framework for prompt corrective action at the “significantly undercapitalized” level.

The Bank was notified by the OTS by letter dated April 13, 2009 (the “Notice”), that it is subject to certain restrictions and requirements, including the requirement to file a capital restoration plan by April 30, 2009 to demonstrate the ability of the Bank to return to an adequately capitalized status by June 15, 2009 (the “Capital Plan”).

On April 28, 2009, the Bank consented to an Amended Order to Cease and Desist (the “Amended Order”) issued by the OTS. The Amended Order became effective on April 29, 2009.  The Amended Order supplements and amends the previously issued Cease and Desist Order issued by the OTS against the Bank on April 2, 2008.  The Amended Order requires that the Bank achieve by July 14, 2009 and maintain: (i) a Tier 1 (Core) Capital Ratio of at least eight percent (8%); and (ii) a Total Risk-Based Capital Ratio of at least twelve percent (12%).  The Amended Order also requires the Bank to file with the OTS a written contingency plan by May 14, 2009 that will be implemented by the Bank in the event it becomes critically undercapitalized (the “Contingency Plan”).  The Contingency Plan will require that the Bank achieve one of the following results: (i) a merger with or acquisition by another federally insured institution or holding company thereof, or (ii) a voluntary liquidation by, among other things, filing the appropriate applications with OTS in conformity with federal laws and regulations.  The Contingency Plan will be implemented if the Bank becomes critically undercapitalized or upon notification by the OTS.  In addition, the Amended Order requires the Bank to refrain from certain actions, including: (i) accepting, renewing or rolling over any brokered deposit; (ii) acting as a deposit broker; or (iii) soliciting deposits by offering an effective yield on insured deposits that exceeds the limitation provided by OTS regulations.

On April 30, 2009, the Bank filed its Thrift Financial Report for the quarter ended March 31, 2009 .  This report reflected the Bank’s capital under the framework for prompt corrective action at the “critically undercapitalized” level.

•                                          Enter into any material transactions other than in the usual course of business, including any investment, expansion, acquisition, sale of assets, or similar action with respect to which the Bank is required to give notice to OTS;

•                                          Extend credit for any highly leveraged transaction;

•                                          Amend its charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation, or order;

•                                          Make any material change in accounting methods;

•                                          Engage in any covered transaction;

•                                          Pay excessive compensation or bonuses; or

•                                          Make payments on subordinated debt.

The Company and the Bank are currently in negotiations concerning a transaction to sell certain branches of the Bank (the “Branch Transaction”), the proposed results of which are the basis for the Bank’s Capital Plan, as filed with the OTS on April 30, 2009, as required by the Notice.  The Bank intends to negotiate and enter into the Branch Transaction in order to reduce assets and liabilities, generate a deposit premium and return the Bank to an adequately capitalized status. The Company cannot provide assurance that an agreement related to the Branch Transaction will be entered into or consummated or that the Bank’s Capital Plan will be acceptable to the OTS.  If the Bank’s Capital Plan is not approved by the OTS or the Bank cannot enter into and consummate a transaction to return the Bank to an adequately capitalized status on a timely basis, the Company will not be able to continue as a going concern.

Report of Independent Registered Public Accounting Firm

The report of the Company’s independent registered public accounting firm for the year ended December 31, 2007, contained an explanatory paragraph as to the Company’s ability to continue as a going concern primarily due to the Company’s current lack of liquidity to repay its obligation under an outstanding line of credit with Integra Bank, N.A. (“Integra”).  The line of credit is secured by all outstanding shares of common stock of the Bank. The Orders prohibit the Bank from paying cash dividends to the Company without the prior consent of the OTS and the Company will be able to rely upon only a limited amount of existing cash and cash equivalents for its liquidity. Without the ability to rely on dividends from the Bank, the Company will require funds from other capital sources to meet its obligations such as restructuring or replacing the line of credit.  Peoples is actively evaluating various funding strategies to meet its obligations, including restructuring its outstanding debt and selling branch offices.  Any increase in the Company’s outstanding indebtedness will also require OTS approval.  The Company cannot provide assurance that it will succeed in obtaining funds to meet its financial obligations.  Failure to do so will have a material adverse effect on, and impair the Company’s business, financial condition and ability to operate as a going concern.

The report of the Company’s independent registered public accounting firm for the year ended December 31, 2008, also contained an explanatory paragraph as to the Company’s ability to continue as a going concern. Reasons cited include the Bank’s low level of capital, exposure to significant regulatory sanctions and significant losses from operations.

Default on Line of Credit and Termination of Strategic Transaction

As of December 31, 2007, the Company was not in compliance with certain covenants of its line of credit with Integra.  On June 30, 2008, the loan matured and was due in full.  Effective July 24, 2008, the Company entered into a forbearance agreement with Integra regarding its $17.5 million line of credit. The forbearance was negotiated in order to extend the repayment period and allow the Company to structure a transaction which would result in repayment of the $17.5 million line of credit.

On September 12, 2008, the Company entered into a purchase and assumption agreement (“Agreement”) with a buyer and a third party.  The Agreement provided for the purchase of a substantial portion of the Bank’s assets, as well as the assumption of the Bank’s deposits and certain other liabilities.  The Company or the buyer could terminate the Agreement if the closing of the transactions did not occur on or before December 31, 2008.  By letter dated December 29, 2008, the buyer terminated its obligations under the Agreement pursuant to Section 25(f) of the Agreement.

On December 31, 2008, the Company and the third party entered into the First Amendment (“Amendment”) to the Agreement to extend the Company’s and third party’s obligations under the Agreement to January 31, 2009.  The Company and the third party reaffirmed their respective representations and warranties and acknowledged that the third party will require another financial institution acceptable to the Office of Thrift Supervision to perform its or their obligations under the Agreement.  No agreement was reached by January 31, 2009.

On December 31, 2008, the Company and Integra extended the forbearance period to January 31, 2009.  The forbearance period has expired and the Company is in default on its line of credit with Integra.  This matter remains unresolved.

Establishment of Valuation Allowance

In light of the matters discussed above, the Company established a valuation allowance of deferred federal income taxes of approximately $4.4 million in 2007.  As of December 31, 2008 the allowance had been increased to $27.2 million.  Generally, the losses incurred in 2006, 2007 and 2008 resulted in deferred federal income taxes or deferred tax assets which may be applied against current period earnings, carried back against prior years’ earnings or used to the extent of management’s estimate of future taxable income.  The valuation allowance was established since the Company’s current circumstances might impair the Company’s ability to generate future taxable income and therefore impair its ability to realize all benefits of the deferred tax asset.

Peoples Lending Activities

At December 31, 2008, the net loan portfolio of Peoples totaled $461.9 million, representing approximately 64.8% of total assets at that date. Historically, the principal lending activity of Peoples has been the origination of residential and nonresidential real estate loans. At December 31, 2008, residential loans (including construction loans secured by residential real estate) amounted to $425.8 million, or 80.1% of the gross loan portfolio.  Nonresidential real estate and land loans totaled $75.3 million, or 14.2% of the gross loan portfolio and nonresidential construction loans amounted to $9.3 million, or 1.7% of the gross loan portfolio as of December 31, 2008.  Further, commercial loans amounted to $8.1 million, or 1.5% of the gross loan portfolio at December 31, 2008 and consumer loans amounted to $13.0 million, or 2.5% of the gross loan portfolio at such time.  Peoples curtailed its acquisition and development lending, one-to-four-family residential investment lending, and unsecured commercial lending beginning in early 2007 due in large part to the downturn in the local housing market, the increase in the Bank’s non-accrual loans and charge-offs, and to realign the portfolio due to loan concentrations.   Further, as discussed above, the Bank is currently prohibited from making any new loans or issuing new lines of credit for the following purposes:

•                  Land acquisition or development

•                  Speculative residential construction

•                  Commercial and multi-family construction

•                  Acquisition or retention of commercial property, and

•                  Non-owner-occupied one-to-four-family property.

A savings institution generally may not make loans to one borrower and related entities, if not fully secured, in an amount which exceeds 15% of its unimpaired capital and surplus.  However, loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.   The Bank’s decrease in unimpaired capital and surplus as of December 31, 2008 has lowered the regulatory limit on loans to one borrower to $6.6 million.  As of December 31, 2008, there were 10 borrowers with loans from the Bank totaling over the $6.6 million limit; the largest being $11.9 million.  Because these total amounts were within the Bank’s regulatory limit at the time the loans were made, they are not considered a violation of the loans to one borrower regulation.  However, they are considered non-conforming loans.

Loan Portfolio Composition.  The following table sets forth the composition of Peoples’ loans at the dates indicated.

	December 31,								September 30,
	2008		2007		2006		2005		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Net loans	Amount	Net loans	Amount	Net loans	Amount	Net loans	Amount	Net loans	Amount	Net loans
	(Dollars in thousands)
Mortgage loans:
One-to-four-family	$300,340	65.0%	$311,968	49.2%	$343,346	42.3%	$341,233	40.1%	$252,424	35.8%	$226,735	37.8%
Multi-family	55,502	12.0	82,176	12.9	122,221	15.0	124,984	14.7	122,802	17.4	106,799	17.8
Nonresidential real estate and land	75,251	16.3	128,955	20.3	140,909	17.3	147,086	7.3	132,502	18.8	158,907	26.5
Construction loans	79,224	17.1	144,171	22.7	234,830	28.9	259,249	30.4	220,733	31.3	124,996	20.9
Total mortgage loans	510,317	110.5	667,270	105.1	841,306	103.5	872,552	102.5	728,461	103.3	617,437	103.0

Commercial loans	8,082	1.7	20,012	3.2	30,933	3.8	47,258	5.6	43,231	6.1	33,238	5.5
Consumer loans	13,029	2.8	16,758	2.6	23,022	2.9	24,898	2.9	22,502	3.2	21,781	3.6
Total loans receivable	531,428	115.1	704,040	110.9	895,261	110.2	944,708	111.0	794,194	112.6	672,456	112.1
Less:
Undisbursed portion of loans in process	(40,110)	(8.7)	(33,661)	(5.3)	(62,042)	(7.6)	(77,094)	(9.1)	(72,894)	(10.3)	(59,045)	(9.8)
Allowance for loan losses	(28,705)	(6.2)	(34,499)	(5.4)	(18,369)	(2.3)	(13,444)	(1.6)	(13,697)	(1.9)	(11,025)	(1.8)
Deferred loan fees	(752)	(0.2)	(1,459)	(0.2)	(2,272)	(0.3)	(2,900)	(0.3)	(2,889)	(0.4)	(2,920)	(0.5)
Loans receivable, net	$461,861	100.0%	$634,421	100.0%	$812,578	100.0%	$851,270	100.0%	$704,714	100.0%	$599,466	100.0%

 Origination of Loans.  In addition to the Orders and applicable banking laws and regulations, the lending activities of Peoples are subject to the written underwriting standards and loan origination procedures established by the board of directors and management.  Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers. Written loan applications are taken by loan relationship managers and branch personnel.  Credit reports, appraisals and other documentation involved with a loan are obtained as necessary.  Property valuations are performed by independent outside appraisers approved by the Board of directors of Peoples.  The Bank’s underwriting standards primarily focus on the borrower’s cash flow capacity to service the loan and to a lesser extent, the collateral value.  This represents a transition from underwriting standards primarily based on collateral value, which are generally used by thrifts, to underwriting standards more widely used by commercial banks.

Under the real estate lending policy of Peoples, title insurance must be obtained for each real estate loan.  Peoples also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans.  Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development.  Peoples does not require borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums.

Peoples’ loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the property or project and the adequacy of the value of the collateral that will secure the loan.  The board of directors has granted loan approval authority of up to $1 million to any two senior officers or the Loan Committee.  The Loan Committee, which is chaired by the Chief Lending Officer, may also approve loans being renewed or refinanced for any amount provided that no additional funds are advanced.

Activity in Loans.  The following table shows the activity in Peoples’ loans during the periods indicated.

	Year Ended December 31,			Three Months Ended December 31,	Year Ended September 30,
	2008	2007	2006	2005	2005	2004
	(In thousands)

Total loans held at beginning of period	$704,040	$895,261	$944,708	$794,194	$672,456	$622,000
Originations of loans:
Mortgage loans:
One-to-four-family	22,513	58,345	90,797	29,831	79,588	89,145
Multi-family	6,739	7,664	40,510	12,659	42,248	29,357
Construction	9,342	29,131	106,240	19,295	91,494	75,278
Nonresidential real estate and land	6,329	49,626	80,004	32,450	85,658	70,158
Commercial loans	2,064	15,012	18,995	8,899	34,768	23,051
Consumer loans	1,298	2,656	5,093	846	11,058	12,374
Total originations (1)	48,285	162,434	341,639	103,980	344,814	289,465
American State acquisition	—	—	—	—	38,358	—
Peoples Federal acquisition	—	—	—	122,643	—	—
Mercantile acquisition	—	—	38,030	—	—	—
Transfers to real estate owned	(5,810)	(6,861)	(1,008)	—	(1,854)	(513)
Charge-offs	(47,765)	(18,284)	(13,103)	(2,206)	(1,081)	(2,360)
Other increases (decreases) (2)	(23,536)	(59,147)	(48,481)	2,188	5,197	(9,641)
Repayments	(143,786)	(269,363)	(366,524)	(76,091)	(263,696)	(236,398)
Net activity in loans	(172,612)	(191,221)	(49,447)	150,514	121,738	50,456
Gross loans held at end of period	$531,428	$704,040	$895,261	$944,708	$794,194	$672,456

(1)   Undisbursed portions of loans in process totaled $40.1 million, $33.7 million, $62.0 million, $77.1 million, $72.9 million, and $59.0 million, and at December 31, 2008, 2007, 2006 and 2005, and September 30, 2005, and 2004, respectively.

(2)   Includes loan participations sold of $69,000, $4.9 million, $5.1 million, $1.1 million, and $5.0 million in fiscal 2008, 2007, 2006, 2005, and 2004, respectively.  There were no loan participations sold for the three months ended December 31, 2005.  For fiscal 2008, 2007, 2006 and 2005, includes whole loans sold of $28.3 million, $27.1 million, $29.5 million and $6.7 million, respectively, and for the three months ended December 31, 2005, includes whole loans sold of $3.5 million. The reduction in total loans resulting from sales of loans and loan participations in fiscal 2008, 2007 and 2006, the three months ended December 31, 2005, and fiscal 2005, and 2004 were offset (increased) by increases (decreases) in undisbursed loans in process, and other net items totaling approximately $4.8 million, $(27.1) million, $(13.9) million, $5.7 million, $13.0 million, and $5.3 million, respectively.

The significant repayments of $143.8 million, $269.4 million, $366.5 million, $76.1 million, $263.7 million, and $236.4 million during 2008, 2007, 2006, the three months ended December 31, 2005, fiscal 2005 and fiscal 2004, respectively, were primarily due to the repayment of short-term construction loans and land development loans as well as the refinancing activity related to adjustable-rate one-to-four-family residential loans that were set to reprice in the current year.

Charge offs of $47.8 million during fiscal 2008 consisted primarily of $6.7 million in loans secured by one-to-four-family residential real estate, $9.3 million in loans secured by multi-family residential real estate, $8.8 million in construction loans, $18.9 million in loans secured by nonresidential real estate and land, and $4.0 million in commercial and consumer loans.  The increase in charged-off loans was primarily due to both real estate investors and developers experiencing cash flow difficulties and the downturn in the local economy.  See “Asset Quality.”

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Bank generally confines its lending activity to its primary market area of Warren, Butler and Hamilton counties in Ohio and Dearborn and Ohio counties in Indiana.  Subject to its loans-to-one borrower limitation, the Bank is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in uninsured or unguaranteed loans secured by non-residential real estate.  The Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets.  This 35% limitation may be exceeded for certain types of consumer loans.  In addition, the Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.  At December 31, 2008, the Bank was within each of the above lending limits.  Notwithstanding the foregoing, Peoples’ lending activities are significantly restricted due to the requirements of the Orders.  See “Business — Regulatory Enforcement Actions.”

One-to-Four-Family Residential Real Estate Loans.  The primary real estate lending activity of Peoples continues to be the origination of loans secured by residential real estate.  At December 31, 2008, $300.3 million, or 65.0% of the loan portfolio of Peoples consisted of conventional one-to-four-family residential loans, compared to $312.0 million, or 49.2% at December 31, 2007 and $343.3 million or 42.3% of the loan portfolio at December 31, 2006. Owner occupied residential real estate loans are not restricted by the Orders.

The loan-to-value ratio, maturity and other provisions of the loans made by Peoples generally have reflected Peoples’ policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Peoples.  Peoples’ lending policies on one-to-four-family residential mortgage loans generally limit the loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include “due-on-sale” clauses.

The residential mortgage loans originated by Peoples consist of fixed rate and adjustable rate loans.  Presently, the one-to-four-family fixed-rate residential mortgage loans originated by Peoples have terms of up to 30 years.

In addition, Peoples originates adjustable-rate mortgage loans on which the interest rate adjusts every one, three or five years based upon the one-year or three-year T-bill rates plus a specified margin.  During fiscal 2004, Peoples introduced a five year fixed rate balloon product and a five year fixed rate product which adjusts on an annual basis thereafter based on the one-year rate on the T-bill.  At December 31, 2008, $177.8 million, or 59.2% of our one-to-four-family residential loans were fixed rate and $122.5 million, or 40.8% were adjustable rate.  Most of Peoples’ one-to-four-family loans in 2008 were originated for its portfolio, and some of these loans did not conform to Fannie Mae or Freddie Mac requirements and therefore, could not be readily sold in the secondary market.

Peoples’ non-owner occupied residential mortgage loans have been originated primarily to investors and builders.  These loans are generally made at higher interest rates and fees than owner occupied residential real estate loans.  In 2008, Peoples curtailed its one-to-four-family residential  lending to investors, due in large part to the downturn in the local housing market, the increase in the Bank’s nonaccrual loans and charge offs, and to realign the portfolio due to loan concentrations.  As previously stated, Peoples is currently prohibited from originating such loans.  See “Business — Regulatory Enforcement Actions.”

Multi-Family Residential Loans.  Peoples has also originated multi-family (over four units) residential loans.  Peoples’ multi-family loans are primarily secured by apartment buildings or apartments being converted to condominium units.  The multi-family residential mortgage loans of Peoples have been underwritten on substantially the same basis as its nonresidential real estate loans, discussed below, although loan-to-value ratios are generally limited to 80%.  At December 31, 2008, Peoples had $55.5 million in multi-family residential mortgage loans, which amounted to 12.0% of Peoples’ loan portfolio, compared to $82.2 million, or 12.9% of Peoples’ loan portfolio at December 31, 2007.  As previously stated, Peoples is currently prohibited from originating such loans.  See “Business — Regulatory Enforcement Actions.”

Nonresidential Real Estate and Land Loans.  Peoples’ nonresidential real estate and land loan portfolio primarily consists of loans secured by land for development purposes, professional offices, small retail centers, warehouses and building lots located within Peoples’ primary market area.  Nonresidential real estate and land loans amounted to $75.3 million, or 16.3% of the net loan portfolio at December 31, 2008.  This compares to $129.0 million, or 20.3% at December 31, 2007.   As previously stated, Peoples is currently prohibited from originating such loans.  See “Business — Regulatory Enforcement Actions.”

Nonresidential real estate loans originated by Peoples typically have a loan-to-value ratio of 75% or less and generally have higher interest rates than one-to-four-family residential mortgage loans with similar terms and structure. The maximum original term of Peoples’ nonresidential real estate loans is 25 years.  Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower.  Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service.  In evaluating whether to make a nonresidential real estate loan, Peoples places primary emphasis on the ratio of net cash flow to debt service on the property and generally requires a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses as Peoples deems appropriate.

The land loans of Peoples generally are secured by unimproved land, land which is being developed into lots, or lots which have been developed for single-family homes.   Unimproved land loans generally have a loan-to-value ratio of up to 65%, require monthly payments of interest only, and mature within one year.  Development loans generally have a loan-to-value ratio of up to 75%, require monthly payments of interest only, and mature within one or two years.    Lot loans generally have a loan-to-value ratio of up to 80%, require monthly payments of interest only, and mature within one year.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than one-to-four-family residential lending. Such lending typically involves larger loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. Peoples generally attempts to mitigate the risks associated with its nonresidential real estate lending by, among other things, lending primarily in its market area and using reasonable loan-to-value ratios in the underwriting process.

Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions as well as local economic conditions.  In early 2007, the Bank curtailed new origination of land development and acquisition loans based on the downturn in the local housing market, the increase in the Bank’s nonaccrual loans and charge-offs, and to realign the portfolio due to loan concentrations.  As previously stated, Peoples is currently prohibited from originating such loans.  See “Business — Regulatory Enforcement Actions.”

Construction Loans.  At December 31, 2008, Peoples had approximately $79.2 million, or 17.1% of the loan portfolio, in construction loans, compared to $144.2 million, or 22.7% of the total loan portfolio at December 31, 2007.  Of this amount at December 31, 2008, $69.9 million, or 15.1%, consisted of residential construction loans and $9.3 million, or 2.0%, consisted of nonresidential construction loans.  The construction loans of Peoples have been comprised of loans made to builders on a pre-sold basis, as well as to builders for homes on an unsold or speculative basis.

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

Construction lending is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied.  Peoples generally attempts to mitigate the risks associated with construction lending by, among other things, primarily lending in its market area, using conservative underwriting guidelines, and monitoring the construction process.

Peoples is currently prohibited from originating speculative residential construction loans, multi-family residential construction loans and commercial construction loans.  See “Business — Regulatory Enforcement Actions.”

Commercial Loans.  Peoples’ commercial loans consist primarily of secured and unsecured lines of credit predominantly to builders and developers for working capital purposes, and to a lesser extent, loans secured by business equipment.  At December 31, 2008, commercial loans amounted to $8.0 million, or 1.7% of Peoples’ net loan portfolio, compared to $20.0 million, or 3.2% of the net loan portfolio at December 31, 2007.  In early

2007, the Bank curtailed new origination of commercial unsecured loans in recognition of the downturn in the local housing market and the increase in the Bank’s nonaccrual loans and charge offs.  As previously stated, Peoples is currently prohibited from originating such loans.  See “Business — Regulatory Enforcement Actions.”

Consumer Loans.  Peoples’ consumer and other loans consist of loans secured by deposit accounts, automobiles and stock.  At December 31, 2008, consumer and other loans amounted to $13.0 million, or 2.8% of Peoples’ net loan portfolio, compared to $16.8 million, or 2.6% of Peoples’ net loan portfolio as of December 31, 2007.

Loan Origination and Other Fees.  In addition to interest earned on loans, Peoples receives loan origination fees or “points” for originating some of its loans.  Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.  In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. Peoples had $752,000 and $1.5 million of deferred loan fees at December 31, 2008 and December 31, 2007, respectively.  The drop in deferred loan fees is primarily due to the selling of loans and the decline in loan originations in 2008.

Contractual Principal Repayments and Interest Rates.  The following table sets forth scheduled contractual amortization of Peoples’ loans at December 31, 2008 as well as the dollar amount of such loans which are scheduled to mature after one year according to fixed or adjustable interest rates.  Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	Principal Repayments Contractually Due for the Years Ending December 31,
								Total at
				2012-	2014-	2019-	There-	December 31,
	2009	2010	2011	2013	2018	2023	after	2008
	(In thousands)
Mortgage loans:
One-to-four-family	$89,193	$18,051	$10,618	$17,576	$47,696	$36,072	$76,846	$296,052
Multi-family	17,394	6,266	2,925	4,035	7,149	4,893	14,530	57,192
Nonresidential real estate and land	32,607	5,876	4,001	5,170	11,328	9,559	9,181	77,722
Construction loans	78,962	—	—	—	—	—	—	78,962
Commercial loans	7,633	788	231	47	7	—	—	8,706
Consumer loans	9,579	455	433	851	1,476	—	—	12,794
Total (1)	$235,368	$31,436	$18,208	$27,679	$67,656	$50,524	$100,557	$531,428

(1)           Of the $296.1 million of loan principal payments contractually due after December 31, 2009, $138.0 million have fixed rates of interest and $158.1 million have adjustable rates of interest.

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

At December 31, 2008, Peoples had $43.1 million of non-performing loans.  If the current downturn in the local economy continues and borrowers are not able to meet their debt service obligations, Peoples may experience a continued migration of non-performing loans to real estate owned.  The level of non-performing loans has had and will continue to have a significant adverse impact on the Company’s financial condition and results of operations.  Further, the level of the Company’s non-performing assets has and will continue to negatively impact People’s interest rate spread, interest income, provision for losses on loans and net loss.  While the Company has devoted and will continue to devote substantial resources toward the resolution of all delinquent and non-performing assets, no assurance can be made that management’s efforts will be successful.

Real estate acquired by Peoples as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold.  Peoples had real estate owned of $10.2 million and $6.9 million at December 31, 2008 and December 31, 2007, respectively.  At December 31, 2008, approximately $5.1 million of real estate owned consisted of a residential land development for multi-family residences and condominiums in a northern Cincinnati suburb.  Another property consisting of land and single-family housing lots is valued at $3.1 million.

Delinquent Loans.  The following tables set forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of Peoples’ loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At December 31, 2008 31-59 Days Delinquent		At December 31, 2008 60-89 Days Delinquent		At December 31, 2007 60-89 Days Delinquent		At December 31, 2006 60-89 Days Delinquent
		Percent		Percent		Percent		Percent
		Of Loan		Of Loan		Of Loan		Of Loan
	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in thousands)
Mortgage loans:
One-to-four-family	$931	0.30%	$3,247	1.05%	$3,465	1.12%	$3,140	0.91%
Multi-family	375	0.56	—	—	—	—	1,699	1.39
Nonresidential real estate and land	527	0.37	3	—	2,892	2.24	2,804	1.99
Commercial	—	0.00	—	—	359	1.80	1,377	4.45
Consumer	19	0.15	—	—	715	4.27	45	0.20
Total	$1,852	0.35	$3,250	0.61	$7,431	1.06	$9,065	1.01

Non-Performing Assets.  The following table sets forth information with respect to non-performing assets identified by Peoples, including non-accrual loans and other real estate owned.

	At December 31,				At September 30,
	2008	2007	2006	2005	2005	2004
	(Dollars in thousands)

Non-accrual loans:
One-to-four-family	$6,566	$4,834	$7,140	$5,481	$6,674	$2,090
Multi-family	7,086	5,225	4,243	928	2,325	2,535
Nonresidential real estate and land	25,216	10,070	8,273	2,488	3,787	197
Construction	3,858	4,643	2,302	4,361	2,640	1,039
Commercial	200	537	2,028	4,759	3,220	165
Consumer	180	8	97	742	741	3
Total non-accrual loans	43,106	25,317	24,083	18,758	19,387	6,029
Loans 90 days past due and accruing	—	613	1,716	—	1,266	—
Total non-performing loans	43,106	25,930	25,799	18,758	20,653	6,029
Real estate owned, net	10,176	6,916	333	188	207	301
Total non-performing assets	$53,282	$32,846	$26,132	$18,946	$20,860	$6,330
Non-performing assets to total assets	7.48%	3.70%	2.54%	1.82%	2.07%	0.71%
Non-performing loans to total loans-net	9.33%	4.09%	3.17%	2.20%	2.96%	1.01%

Nonperforming assets totaled $53.3 million, $32.8 million, and $26.1 million at December 31, 2008, 2007 and 2006, respectively.  Nonperforming assets at December 31, 2008 consisted of $6.6 million of loans secured by one-to-four-family residential real estate, $7.1 million of loans secured by multi-family residential real estate, $25.2 million of loans secured by nonresidential real estate and land, $3.9 million in construction loans, $380,000 of commercial and consumer loans, and $10.2 million in foreclosed real estate.  Over the past two years, the Bank has revised its methods of reviewing loans for potential weaknesses, which includes a strong emphasis on cash flow analysis.  The Bank’s management continues to take this proactive approach, in addition to aggressively pursuing the collection and resolution of all delinquent and nonperforming loans. The increase in nonperforming loans was due in large part to the downturn in the local housing market and resultant cash flow issues faced by local property investors.

At December 31, 2008, non-accrual loans secured by one-to-four-family residential real estate consisted of $4.5 million in owner-occupied residences with an average balance of $161,000, and $2.1 million in non-owner occupied residential real estate with an average balance of $71,000.   Non-accrual loans secured by multi-family residential real estate amounted to $7.1 million with an average balance of $787,000.  One borrower represented $5.3 million of the multi-family residential non-accrual loans.

Nonresidential real estate and land secured non-accrual loans totaled $25.2 million at December 31, 2008.  The average balance of these loans was $647,000.  Three borrowers represented  $7.8 million of the nonresidential real estate and land secured non-accrual loans, with the largest borrower representing $3.9 million.  Loans secured by building lots included in the nonresidential real estate secured non-accrual loans totaled $1.4 million at December 31, 2008, and were primarily comprised of four borrowers, with the largest borrower representing $1.3 million.

Non-accrual construction loans totaled $3.9 million at December 31, 2008, with an average balance of $241,000.  Approximately $2.3 million of these construction loans are secured by one-to-four-family residential real estate.  Commercial and consumer non-accrual loans totaled $381,000, with $3,000 of these loans being unsecured.

If the $43.1 million of non-accruing loans of Peoples had been current in accordance with their terms during 2008, the gross income on such loans would have been approximately $1.5 million.  A total of approximately $49,000 of interest income was actually recorded by Peoples on such loans in the year ended December 31, 2008.

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

The following table sets forth information with respect to classified assets as identified by Peoples, at the dates indicated.

	At December 31, 2008			At December 31, 2007
	Substandard	Doubtful	Loss	Substandard	Doubtful	Loss
	(In thousands)
One-to-four-family loans	$7,314	$—	$—	$6,348	$—	$—
Multi-family loans	12,948	—	—	5,621	—	—
Nonresidential real estate and land loans	33,508	—	—	15,673	—	—
Construction loans	9,466	—	—	4,643	—	—
Commercial loans	2,839	—	—	1,323	—	—
Consumer loans	6,556	—	—	38	—	—
Real estate owned	10,176	—	—	6,915	—	—
Total	$82,807	$—	$—	$40,551	$—	$—

Peoples’ total classified assets at December 31, 2008, net of full or partial charge offs, amounted to $82.8 million, with no assets classified doubtful or loss.  It was management’s opinion that as of December 31, 2008, no loans exhibited characteristics to warrant a doubtful classification, while loan amounts classified loss were charged off.   The largest classified loan at December 31, 2008 was a $7.6 million loan secured by an apartment complex.  The remaining $75.3 million of classified assets at December 31, 2008 consisted of approximately $7.3 million secured by one-to-four-family real estate, $5.6 million secured by multi-family residential real estate, $9.5 million in residential construction loans, $33.5 million in loans secured by nonresidential real estate and land, $9.4 million of commercial and consumer loans, and $10.2 million of foreclosed real estate.  The real estate owned consisted of $8.6 million of land and land development, $838,000 of one-to-four-family residential real estate, and $707,000 of construction projects.

Approximately $21.1 million of loans were categorized as special mention by the Bank as of December 31, 2008, compared to $43.1 million at December 31, 2007.  Although these loans are not deemed classified, these loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank’s credit position.  Concerns may lie with cash flow, liquidity, leverage, collateral or industry conditions.  Over the past two years, the Bank has revised its methods of reviewing loans for potential weaknesses, which includes a strong emphasis on cash flow analysis. The Bank’s management believes that this proactive approach has resulted in earlier detection of loans with potential exposure.  The Bank’s management has also increased its monitoring of these loans and is working proactively with borrowers to remediate and mitigate risk associated with these loans.

 Allowance for Loan Losses.  The allocation of the allowance for loan losses based on particular types of loans was as follows:

	December 31,
	2008		2007		2006
Loan Types	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
One-to-four-family	$8,916	31.1%	$13,217	38.3%	$4,615	25.2%
Multi-family	5,452	19.0	6,599	19.1	4,084	22.2
Nonresidential real estate and land	9,389	32.7	6,154	17.8	2,904	15.8
Construction	3,185	11.1	4,893	14.2	2,027	11.0
Commercial	1,432	5.0	3,475	10.1	4,551	24.8
Consumer	331	1.2	161	0.5	188	1.0
Total	$28,705	100.0%	$34,499	100.0%	$18,369	100.0%

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

A quarterly analysis of the allowance for loan loss requirements includes general allocations based on the type of collateral securing the loan.  In the analysis, loans determined to have a higher risk, such as land development loans, non-owner occupied residential real estate loans, and unsecured commercial loans, will have higher allowance requirements.  Additional allowance requirements are allocated to criticized assets, based on the classified status of the loan.  For example, loans classified substandard require higher loan loss allowances as compared to loans classified special mention.  No special allowances are provided for concentration of loans to one borrower, unless management becomes aware of a potential problem with collectibility.  Allocations of the allowance may be made for any of the above loan types, but the entire allowance is available for any loan that should be charged off.

Peoples increased its allowance for loan losses by recording a $41.5 million provision for losses on loans for 2008 based on the current level of non-performing, classified and criticized loans.  The level of these loans is primarily due to delinquent loans in the Bank’s non-owner occupied (investment property) residential loan portfolio and its acquisition, development, and construction loan portfolio. The delinquencies in these portfolios are due primarily to the continuing downturn in the local economy and resultant cash flow issues faced by local property investors and developers.

At the beginning of 2007, Peoples curtailed its acquisition and development lending, one-to-four-family residential investment lending and commercial lending.  While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Future adjustments to the allowance could significantly affect future net earnings.

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

	Year Ended December 31,			Three Months Ended December 31,	Year Ended September 30,
	2008	2007	2006	2005	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$34,499	$18,369	$13,444	$13,697	$11,025	$9,744
Increase due to Peoples Federal acquisition	—	—	—	907	—	—
Increase due to Mercantile acquisition	—	—	302	—	—	—
Provision for losses on loans	41,477	32,800	17,450	900	3,600	3,600
Charge-offs:
One-to-four-family	(6,666)	(8,484)	(4,053)	(1,519)	(103)	(609)
Multi-family	(9,259)	(4,741)	(2,369)	(360)	(940)	(1,431)
Nonresidential real estate and land	(18,945)	(1,274)	(1,307)	(204)	—	(151)
Construction	(8,843)	(844)	(1,601)	—	(16)	—
Commercial	(3,982)	(2,887)	(1,042)	—	—	(145)
Consumer	(70)	(54)	(2,731)	(123)	(22)	_ (24
Total charge-offs	(47,765)	(18,284)	(13,103)	(2,206)	(1,081)	(2,360)
Recoveries:
One-to-four-family	45	357	78	—	9	—
Multi-family	187	190	9	—	140	—
Nonresidential real estate and land	—	199	—	—	—	—
Construction	—	593	1	—	—	—
Commercial	198	158	73	142	—	21
Consumer	64	117	115	4	4	20
Total recoveries	494	1,614	276	146	153	41
Net loans charged off to allowance for loan losses	(47,271)	(16,670)	(12,827)	(2,060)	(928)	(2,319)
Allowance at end of period	$28,705	$34,499	$18,369	$13,444	$13,697	$11,025

Allowance for loan losses to total nonperforming loans at end of period	66.6%	133.0%	71.20%	71.67%	66.32%	182.87%

Allowance for loan losses to total gross loans at end of period	5.40%	4.90%	2.05%	1.42%	1.72%	1.64%

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

The investment policy of Peoples is designed to maintain adequate liquidity, manage investment assets in conjunction with interest rate risk and maximize stability through diversification.  All investments are approved to be held as “Available for sale”.  Peoples does not maintain any investments as “Trading” or “Held to Maturity”.  Peoples transacts all investment activity through a select group of securities dealers approved by the Board of Directors.

The following table sets forth information regarding the carrying value and fair value of Peoples’ securities at the dates indicated.

	December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Available for sale:
Mortgage-backed securities	$23,562	$22,985	$63,258	$63,335	$52,818	$52,669
Mutual funds	1,309	1,255	1,251	1,210	1,199	1,146
US treasuries and agencies	75,497	75,787	1,974	1,993	1,966	1,965
Municipal securities	943	925	1,027	1,034	1,114	1,111
Other equity securities	—	—	—	—	7	8
Total	$101,311	$100,952	$67,510	$67,572	$57,104	$56,899
Membership investment:
Federal Home Loan Bank stock	$14,549	$14,549	$14,024	$14,024	$14,024	$14,024

The following table sets forth the activity in Peoples’ aggregate securities portfolio during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)

Securities at beginning of period	$81,596	$70,923	$87,604
Purchases (1)	82,217	29,854	721
Sales of available for sale securities	(28,886)	(8)	(2,008)
Amortization of premiums and discounts	167	(90)	(628)
Repayments, prepayments and maturities	(19,173)	(19,349)	(22,425)
Securities acquired through acquisition — net	—	—	7,407
Increase (decrease) in unrealized gains (losses) on available-for-sale securities	(420)	266	252
Securities at end of period (2)	$115,501	$81,596	$70,923

(1)  Includes increases in Federal Home Loan Bank stock and mutual funds from purchases and dividends.

(2)  At December 31, 2008, 2007 and 2006, $22.5 million or 19.5%, $78.2 million or 95.9% and $67.3 million or 94.8%, respectively, of Peoples’ securities portfolio consisted of adjustable-rate securities.

The following table sets forth certain information regarding the maturities of Peoples’ security portfolio at December 31, 2008.

	Contractual Maturity
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1-5	Average	6-10	Average	Over 10	Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield
	(Dollars in Thousands)
Investment securities	$75,310	3.33%	$170	5.76%	$531	4.79%	$701	5.49%
Mortgage-backed securities	—	—	284	4.50	385	4.05	22,316	4.31
Total	$75,310	3.33	$454	4.97	$916	4.48	$23,017	4.35

Mortgage-backed securities represent a participation interest in a pool of one-to-four-family or multi-family mortgages.  The mortgage originators use intermediaries, generally U.S. Government agencies and government-sponsored enterprises, to pool and repackage the participation interests in the form of securities with investors receiving the principal and interest payments on the mortgages.  Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities.  The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, is passed on to the certificate holder.  The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Peoples.  At December 31, 2008, Peoples had mortgage-backed securities with a fair value totaling $23.0 million.

In addition to the above investment securities, Peoples also has invested in approximately $18.6 million in bank-owned life insurance.

Sources of Funds

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

The following table sets forth the activity in Peoples’ deposits during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning balance	$735,212	$755,261	$726,629
Net increase (decrease) before interest credited	(123,678)	(47,044)	4,316
Interest credited	18,664	26,995	24,316
Net increase (decrease) in deposits	(105,014)	(20,049)	28,632
Ending balance	$630,198	$735,212	$755,261

The decrease in deposits was primarily due to pricing by the Bank at levels intended to provide controlled runoff throughout 2008.

The following table sets forth by various interest rate categories the certificates of deposit with Peoples at the dates indicated.

	December 31,
	2008	2007	2006
	(In thousands)

0.00% to 2.99%	$52,658	$1,475	$8,438
3.00% to 3.99%	140,009	41,767	78,277
4.00% to 4.99%	215,326	227,548	253,708
5.00% to 6.99%	19,989	241,002	158,864
7.00% to 8.99%	—	5	5
Total	$427,982	$511,797	$499,292

The following table sets forth the amount and remaining maturities of Peoples’ certificates of deposit at December 31, 2008.

	Six Months And Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(In thousands)

0.00% to 2.99%	$31,459	$16,992	$3,033	$1,174	$—
3.00% to 3.99%	75,780	34,797	23,367	564	5,501
4.00% to 4.99%	15,039	126,688	42,223	12,679	18,697
5.00% to 6.99%	2,860	853	378	1,195	14,703
7.00% to 8.99%	—	—	—	—	—
Total	$125,138	$179,330	$69,001	$15,612	$38,901

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit at Peoples, in amounts greater than $100,000, was approximately $106.9 million.  The following table presents the maturity of these certificates of deposit at such date.

December 31, 2008
(In thousands)

3 months or less	$16,755
Over 3 months through 6 months	18,579
Over 6 months through 12 months	41,320
Over 12 months	30,267

Total	$106,921

The following table sets forth the dollar amount of deposits in various types of deposits offered by Peoples at the dates indicated.

	At December 31,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Non-interest checking accounts	$15,897	2.52%	$21,936	2.99%	$21,967	2.91%
Savings and checking accounts	57,075	9.06	79,942	10.87	92,059	12.19
Certificates of deposit	427,982	67.91	511,797	69.61	499,292	66.11
Money market accounts	129,244	20.51	121,537	16.53	141,943	18.79

Total	$630,198	100.00%	$735,212	100.00%	$755,261	100.00%

The average daily deposits for the years ended December 31, 2008, 2007 and 2006, and the average rates paid on those deposits are summarized in the following table.

	For Year Ended December 31,
	2008		2007		2006
	Average Daily Balance	Average Rate Paid	Average Daily Balance	Average Rate Paid	Average Daily Balance	Average Rate Paid
	(Dollars in thousands)

Non-interest checking	$18,671	0.00%	$22,394	0.00%	$23,944	0.00%
Savings and checking accounts	79,365	1.16	69,133	2.13	103,865	1.09
Certificates of deposit	465,491	3.99	506,294	4.78	478,148	4.30
Money market accounts	95,606	2.65	144,809	3.01	146,791	3.69

Total deposits	$659,133	3.35%	$742,630	4.04%	$752,748	3.62%

Borrowings.  Peoples may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of the common stock Peoples owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  As of December 31, 2008, Peoples was permitted to borrow, subject to security pledge agreements, up to $360.5 million from the Federal Home Loan Bank of Cincinnati, subject to security pledge agreements and acceptable collateral.  At such date, Peoples had $59.0 million of Federal Home Loan Bank advances. The Bank has used Federal Home Loan Bank advances in order to complement deposits as a funding source for loans and investments.  Of the $59.0 million of advances at December 31, 2008, $3.0 million mature in fiscal 2009.

The Company has a $17.5 million line of credit with Integra, secured by all outstanding shares of the Bank’s stock.  At December 31, 2008 and 2007, the outstanding principal balance was $17.5 million and $16.5 million, respectively.  At December 31, 2007, the Company was not in compliance with certain loan covenants and the lender had the ability to accelerate all outstanding amounts upon notice.  The line of credit matured June 30, 2008.  Effective July 24, 2008, the Company entered into a forbearance agreement to extend the repayment period and allow the Company to structure a transaction which would result in repayment of the line of credit in full.  On December 31, 2008, the Company and Integra extended the forbearance period to January 31, 2009.  The forbearance period has expired and the Company is in default on its line of credit with Integra.  This matter remains unresolved.

At December 31, 2008, interest was calculated at the prime rate plus 300 basis points. The effective interest rate at December 31, 2008 was 6.25%.  During the forbearance period, interest was payable monthly at the prime rate (3.25% at December 31, 2008); when the loan principal and initial interest is paid in full, under the forbearance terms, the remainder of the interest is due.  Interest accrued and not paid related to the line of credit totaled $264,000 at December 31, 2008 and is included in accrued interest payable in the consolidated statement of financial condition. A loan fee of $175,000 was also due and is included in accounts payable in the consolidated statement of financial condition.  At December 31, 2007, interest was payable at daily LIBOR plus 200 basis points or prime less 50 basis points based on the selection made by the Company. The effective interest rate at December 31, 2007 was 7.24%.

The following table shows certain information regarding the borrowings of Peoples at or for the dates indicated:

	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$59,307	$102,745	$172,073
Maximum amount outstanding at any month-end during the period	$61,115	$142,181	$203,148
Balance outstanding at end of period	$59,007	$61,128	$144,185
Average interest rate during the period	3.98%	4.08%	4.10%
Weighted-average interest rate at end of period	3.90%	3.91%	3.96%
Line of Credit:
Average balance outstanding	$17,454	$14,705	$1,357
Maximum amount outstanding at any month-end during the period	$17,500	$16,500	$12,700
Balance outstanding at end of period	$17,500	$16,500	$12,700
Average interest rate during the period	6.12%	7.78%	7.84%
Weighted-average interest rate at end of period	6.25%	7.24%	7.37%

Employees

Peoples had 153 full-time equivalent employees at December 31, 2008.  None of these employees are represented by a collective bargaining agent, and Peoples believes that it enjoys good relations with its personnel.

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

Financial institutions and their holding companies are extensively regulated under federal and state law.  Consequently, the growth and earnings performance of Peoples and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the SEC, the Office of Thrift Supervision, the Federal Reserve Board, the FDIC, the Internal Revenue

Service, and state taxing authorities.  The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

The Company.  Peoples is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act, and is subject to OTS examination and supervision as well as certain reporting requirements.  Federal law generally prohibits a savings and loan holding company, without prior OTS approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof.  These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

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

•                  engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto and engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

•                  lend, exchange, transfer or invest for others, or safeguard money or securities;

•                  insure, guarantee or indemnify others, issue annuities, and act as principal, agent or broker for purposes of the foregoing;

•                  provide financial, investment or economic advisory services, including advising an investment company;

•                  issue or sell interests in pooled assets that a bank could hold directly; and

•                  underwrite, deal in or make a market in securities and merchant banking activities.

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

The Company is subject to the restrictions and requirements of an Order issued by the OTS.  The Order is summarized under “Business — Regulatory Enforcement Actions” herein.  Every savings institution subsidiary of a savings and loan holding company is required to give the OTS at least 30 days’ advance notice of any proposed dividends to be made on its guaranty, permanent or other non-withdrawable stock, or else such dividend will be invalid.

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

The Bank.   The Bank is a federally chartered stock savings bank.  The OTS is the chartering authority and primary federal regulator of the Bank. The OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.  The Bank also is subject to regulation and examination by the FDIC and to requirements established by the Federal Reserve Board.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund (“DIF”).

The OTS’ enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  The Bank is subject to the restrictions and requirements of an Order issued by the OTS.  The Order is summarized under “Business — Regulatory Enforcement Actions” herein.

Insurance of Accounts.  The deposits of the Bank are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.

The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor.  On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009.  After December 31, 2009, the standard insurance limit will return to $100,000 for all deposit categories except retirement accounts, which will continue to be insured up to $250,000 per insured depositor.

Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capital— “well capitalized,” “adequately capitalized,” and “undercapitalized.”  These capital levels are defined in the same manner as under the prompt corrective action system discussed above.  These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.  In 2007 and 2008, the annual insurance premiums on bank deposits insured by the DIF varied between $.05 and $.43 per $100 of deposits.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF.  The annual assessment rate set for the fourth quarter of 2008 was 27.5 basis points of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

On December 16, 2008, the FDIC approved the final rule to raise the risk-based deposit insurance assessment rates uniformly by seven basis points for the first quarter of 2009 assessment period beginning on January 1, 2009.  On February 26, 2009, the FDIC approved the final rule to raise the assessment rates for the assessment period beginning on April 1, 2009, and subsequent assessment periods.  The new assessment scheme will differentiate between risk profiles and will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories.  Institutions that are rated in the category with the lowest risk will see their initial base rates increase to between 12 and 16 basis points.

On February 26, 2009, the FDIC adopted an interim rule, with request for comment, to impose a one-time 20 basis point emergency assessment effective on June 30, 2009 and to be collected on September 30, 2009.  The FDIC has indicated in recent press reports that it may consider reducing the emergency special assessment by half to 10 basis points if, among other factors, Congress enacts legislation to expand the FDIC’s line of credit with the Department of Treasury to $100 billion.

On February 26, 2009, the FDIC adopted another interim rule, with request for comment, to have the option to impose a further special assessment of up to 10 basis points on an institution’s assessment base on the last day of any calendar quarter after June 30, 2009 to be collected at the same time the risk-based assessment is collected.  The assessment will be imposed if the FDIC determines the DIF reserve ratio will fall to a level that would adversely affect public confidence or to a level close to zero or negative, among other factors.  The ultimate goal of the increase in assessment rates and the proposed special assessments is to restore the DIF ratio to a minimum of 1.15% within the next seven years.  However, the interim rules are subject to change and may or may not be enacted.

Given the enacted and proposed increases in assessments for insured financial institutions in 2009, the Company anticipates that FDIC assessments on deposits will have a significantly greater impact on operating expenses in 2009 compared to 2008 and could materially affect our reported earnings, liquidity and capital.

Regulatory Capital Requirements.  Banking regulations require savings institutions to satisfy several capital requirements.  Savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” capital equal to at least 4.0% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.  Tangible capital generally equals common stockholders’ equity (including retained earnings) minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Core capital generally consists of tangible capital plus qualifying intangible assets.

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

At December 31, 2008, the Bank did not meet two of its OTS capital requirements, with tangible, core and risk-based capital ratios of 2.2%, 2.2%, and 4.8% respectively.

A savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  Capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.  The Company and the Bank are subject to Orders issued by the OTS.  In addition, the Bank is subject to an Amended Order.  The Orders and the Amended Order are summarized under “Business — Regulatory Enforcement Actions” beginning on page 2 herein.

Prompt Corrective Action.  Application of the enforcement actions mentioned above are influenced by an institutions’ capital levels under the regulatory framework for prompt corrective action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to tangible assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

As of December 31, 2008, the Bank’s capital level would be defined as significantly undercapitalized for purposes of the above regulations.  As a result, on April 13, 2009, Peoples was notified by the OTS of certain prompt corrective actions that Peoples is required to take.

On April 30, 2009, the Bank filed its Thrift Financial Report for the quarter ended March 31, 2009.  This report reflected the Bank’s capital under the framework for prompt corrective action at the “critically undercapitalized” level.  The Bank’s total risk-based capital, Tier 1 risk-based capital and tier 1 leverage capital were 4.15%, 2.82% and 1.81%, respectively.  The Bank’s ratio of tangible equity to tangible assets was 1.81%    As a result, the Bank is subject to numerous operational restrictions and requirements, including the requirement that the Bank file a capital restoration plan to demonstrate the ability of the Bank to return to an adequately capitalized status by June 15, 2009.

The Company and the Bank are currently in negotiations concerning a transaction to sell certain branches of the Bank, the proposed results of which are the basis for the Bank’s capital restoration plan, as filed with the OTS on April 30, 2009.  The Bank intends to negotiate and enter into a transaction to sell the branches in order to reduce assets and liabilities, generate a deposit premium and return the Bank to an adequately capitalized status.  The Company cannot provide assurance that such transaction will be entered into or consummated or that the Bank’s capital restoration plan will be acceptable to the OTS.  If the Bank’s capital plan is not approved by the OTS or the Bank cannot enter into and consummate a transaction to return the Bank to an adequately capitalized status on a timely basis, the Company will not be able to continue as a going concern.

For a further discussion of the Company’s and the Bank’s regulatory enforcement actions, see ‘Regulatory Enforcement Actions” beginning on page 2 herein.

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

A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with certain restrictions on its operations.  At December 31, 2008, the qualified thrift investments of the Bank were approximately 81.9% of its portfolio assets.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2008, the Bank had $13.5 million in Federal Home Loan Bank of Cincinnati stock, which was in compliance with this requirement.   The Bank also had approximately $1.1 million in Federal Home Loan Bank of Indianapolis stock, which was obtained through the acquisition of American in June 2005 and Peoples Federal in December 2005.

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

Taxation

Federal Taxation.  Peoples and the Bank are subject to the corporate tax provisions of the Internal Revenue Code, and the Bank is subject to certain additional provisions which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters relevant to the taxation of Peoples and the Bank and is not a comprehensive discussion of the tax rules applicable to Peoples and the Bank.

Fiscal Year.  Peoples and the Bank file federal income tax returns on the basis of a calendar year ending on December 31.

Bad Debt Reserves.  In 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method.  The Bank recaptured that portion of its reserve which exceeded the amount that could have been taken under the experience method for post-1987 tax years.  The Bank’s post-1987 excess reserves amounted to approximately $1.2 million.  The recapture has occurred over a six-year period, which commenced in fiscal 1999. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Bank’s deferred tax liability.

At December 31, 2008, the federal income tax reserves of the Bank included $1.4 million for which no federal income tax has been provided.  Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the stock conversion, the retained earnings of the Bank are substantially restricted.

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

Other Matters.  Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Peoples.   Peoples’ federal income tax returns for the tax years ended 2008 and 2007 are open under the statute of limitations and are subject to review by the IRS.  Various companies that the Bank has acquired remain under the statute of limitations by the IRS for the years ended 2005 through 2007.

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

Indiana Taxation.  Peoples is subject to the Indiana financial institution tax, which is tax calculated at 8.5% of the adjusted gross income of the business conducted in the state of Indiana.  This financial institution tax is extended to both resident and nonresident financial institutions.

Maryland Taxation.  As a Maryland holding company not earning income in Maryland, Peoples is exempt from Maryland corporate income tax.

Forward Looking Statements

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as other information in this Form 10-K and the information contained in our other filings with the SEC.  You should carefully consider the following risks in light of our current operating environment and regulatory status. The occurrence of any of the events described below could materially adversely affect our liquidity, results of operations and financial condition and our ability to continue as a going concern. Additional risks not presently known by us or that we currently deem immaterial may also have a material adverse impact.

Risks Relating to Our Liquidity

The Company does not on its own have sufficient resources to satisfy its obligations and, therefore, we have substantial doubt about our ability to continue as a going concern.

As a savings institution holding company, the Company has historically paid its operating expenses, interest expense, taxes and other obligations, including interest on its line of credit and junior subordinated debentures, from its cash on hand, investments, and inter-company tax payments.  Without an additional capital infusion as well as possibly a restructuring of existing debt obligations, current cash flows and capital resources of the Company will be insufficient to fund the Company’s operating expenses, to meet its debt service obligations on the junior subordinated debentures beginning in August, 2008 and to pay off the $17.5 million line of credit from Integra, which was due and payable on June 30, 2008.  Since the Orders prohibit the Bank from paying cash dividends without the prior written consent of the OTS, the Company will be able to rely only upon a limited amount of existing cash and cash equivalents as the sources of its liquidity.  Without the ability to rely on dividends from the Bank, the Company will require funds from other capital sources to meet its obligations such as restructuring or replacing its line of credit.  Any increase in the Company’s outstanding indebtedness will also require OTS approval.

The Company does not have sufficient liquidity to pay its outstanding debt and to continue to pay its operating expenses.  The Bank’s inability to dividend funds to the Company effectively precludes the Company from repaying its outstanding obligations on its line of credit from Integra.  The forbearance agreement, dated July 24, 2008, between the Company and Integra that extended the Company’s repayment period has expired.  Therefore, Integra has the right to initiate or prosecute any action in any court to collect the indebtedness.

The Company has been actively evaluating various capital strategies to meet its obligations, including restructuring its outstanding debt and selling branch offices.  The Company cannot provide assurance that it will succeed in accomplishing any restructuring of its existing debt or selling branches before its capital resources are depleted.  Failure to restructure the Company’s debt obligations or to sell branches will further jeopardize the Company’s business, financial condition and ability to operate as a going concern.  Currently, there is significant doubt whether the Company can continue as an ongoing business.  See “Report of Independent Registered Public Accounting Firm.”

A successful transaction or other strategic alternative, if identified, evaluated and consummated, may not provide a greater value to stockholders than that reflected in the current stock price.  As a result, you may not realize a return on your investment in the Company’s common stock.  Absent an extraordinary transaction, however, the Company may not be able to continue operations.  If the Company ceases business activities, it is likely that you will lose your investment.

The Company is in default on its line of credit, which is secured by the Bank’s common stock.

The Company’s primary asset consists of the outstanding shares of common stock of the Bank.  The Company’s $17.5 million line of credit with Integra is secured by the outstanding shares of common stock of the Bank.  The $17.5 million principal balance currently outstanding under the line of credit became due and payable on June 30, 2008.  Effective July 24, 2008, the Company entered into a forbearance agreement with Integra, which extended the Company’s repayment period.  The forbearance agreement is no longer in effect, however, and the forbearance period expired on January 31, 2009.  Therefore, the Company is currently in default on its line of credit and, as a result, Integra has a legal claim to the outstanding shares of common stock of the Bank that were pledged by the Company to secure the credit line.

Effect of Independent Registered Public Accounting Firm’s Report with disclosure of going concern issue.

The reports of our independent Registered Public Accountants, which are included in our 2007 and 2008 Annual Reports to Stockholders, contain explanatory paragraphs as to our ability to continue as a going concern.  Among the factors cited by the accountants as raising substantial doubt as to our ability to continue as a going concern are the recurring losses, the agreements with the OTS and uncertainty about the Company’s ability to meet obligations that came due in 2008.   See Note P of Notes to Consolidated Financial Statements.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discussions of Financial Condition Changes from December 31, 2007 to December 31, 2008” for management’s discussion of our financial condition at December 31, 2008.

Risks Relating to Our Compliance with Applicable Regulatory Requirements, Regulatory Enforcement Actions and Developments

Compliance with applicable regulatory requirements may have a material adverse effect on our business.

The Bank is subject to supervision and regulation by the OTS.  As a regulated federal savings bank, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business.  As more fully described in Item 1 — “Business — Regulatory Enforcement Actions,” on April 2, 2008, the Company and the Bank both consented to the Orders issued by the OTS.  The Orders require the Company and the Bank to, among other things, file with the OTS an updated business plan and submit to the OTS, on a quarterly basis, variance reports related to the business plan.  The Order issued to the Bank also substantially restricts the Bank’s lending activities.  We cannot predict the further impact of the Orders upon our business, financial condition or results of operations.

At December 31, 2008, the Bank did not meet two of the three regulatory capital requirements applicable to the Bank.  In addition, at such date, the Bank was deemed a significantly undercapitalized institution under the regulatory framework for prompt corrective action.  Further, at March 31, 2009, the Bank was deemed a critically undercapitalized institution under the regulatory framework for prompt corrective action.  As a result, the Bank is subject to numerous operational restrictions and requirements, including the requirement to file a capital restoration plan to return to an adequately capitalized status.  The Company and the Bank are currently in negotiations concerning a transaction to sell certain branches of the Bank, the proposed results of which are the basis for the Bank’s capital restoration plan, as filed with the OTS on April 30, 2009.  The Bank intends to negotiate and enter unto a transaction to sell certain branches in order to reduce assets and liabilities, generate a deposit premium and return the Bank to an adequately capitalized status.  The Company cannot provide assurance that such a transaction will be entered into or consummated or that the Bank’s capital restoration plan will be acceptable to the OTS.  If the Bank’s capital plan is not approved by the OTS or the Bank cannot enter into and consummate a transaction to return the Bank to an adequately capitalized status on a timely basis, the Company will not be able to continue as a going concern.

For a further discussion of the Company’s and the Bank’s regulatory enforcement actions, see “Business — Regulatory Enforcement Actions” beginning on page 2 herein.

Other Risks Related to Our Business

Lack of profitable operations in recent periods could continue.

The recessionary forces in the local economy have impacted our operations and profitability and are expected to continue to do so.  For the years ended December 31, 2008 and 2007, the Company incurred losses of $68.5 million and $33.3 million, respectively.  As the Bank’s primary lending area is the southwest Ohio and southeast Indiana regions, the significant downturn in the real estate market in these regions significantly impacts the asset quality and provision for loan loss requirements of the Bank.  While the Bank’s management continues to aggressively pursue the collection and resolution of all delinquent and non-performing loans, future levels of charge offs and adjustments to the allowance could significantly affect future net earnings or losses.

Changes in interest rates could have a material adverse effect on our financial condition and results of operations.

Our earnings depend substantially on the interest rate spread, which is the difference between the rates we earn on loans, investment securities and other interest-earning assets, and the interest rates we pay on deposits and borrowings.   These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities.  While we have taken measures intended to manage the risk of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk.

Difficult market conditions have adversely affected our industry.

Peoples is particularly exposed to downturns in the U.S. housing market.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as Peoples. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•                  We expect to face increased regulation of our industry.  Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•                  Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•                  The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•                  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•                  Our liquidity could be negatively impacted by an inability to access the capital markets, unforeseen or extraordinary demands on cash, or regulatory restrictions, which could, among other things, materially and adversely affect our business prospects and financial condition.

Regional economic changes in the Company’s markets have had and may continue to adversely impact results from operations.

Like all financial institutions, Peoples is subject to the effects of any economic downturn, and the significant decline in home values, residential development and commercial properties in our markets have had and will continue to have a negative effect on results of operations.  Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the southwest Ohio and southeast Indiana area in general.  Unlike larger financial institutions that are more geographically diversified, Peoples provides banking and financial services to customers primarily in the southwest Ohio counties of Butler, Hamilton and Warren counties, as well as Dearborn and Ohio counties in Indiana.  The local economic conditions in these market areas have a significant impact on our ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  The significant declines in the general economic conditions caused by recession, unemployment and other factors beyond our control have had and will continue to adversely affect our financial condition and results of operations.  Additionally, because we have a significant amount of loans secured by commercial, multi-family, and non-owner occupied investment properties, decreases in tenant occupancy may also continue to have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would continue to have an adverse impact on our earnings.  Further declines in home values would likely lead to increased delinquencies and defaults in both consumer and home equity loans and owner-occupied residential real estate loan portfolios and result in increased losses in the portfolios.

Over the last 18 months, there has been a significant downturn in the local economy, a softening in the real estate market and an oversupply of lots, speculative homes and non-owner occupied rental units, leading to cash flow issues faced by local property investors, builders, and developers.  These issues have had a material adverse impact on the Bank’s nonaccrual loans.  At December 31, 2008, the Bank’s nonperforming loans amounted to $43.1 million, or 9.33% of total net loans.  The resolution of such nonperforming loans may substantially impact our provision for loan losses and allowance for loan losses.

There can be no assurance that enacted legislation or any proposed federal programs will stabilize the U.S. financial system.

There has been much legislative and regulatory action in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. There can be no assurance, however, as to the actual impact that the legislation and its implementing regulations or any other governmental program will have on the financial markets.  The failure of the actions by the legislators, the regulatory bodies or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common shares.

Our loan portfolio is predominantly secured by real estate and thus we have risk from a further downturn in our real estate markets.

A further downturn in our real estate markets will hurt our business because many of our loans are secured by real estate.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, and changes in tax laws and other governmental statutes, regulations and policies. Substantially all of our real estate collateral is located in southwest Ohio and southeast Indiana.  If real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Losses on a few large loans or lending relationships can cause significant volatility in operations.

Due to our limited size, individual loan values can be large relative to our operations for a particular period.  If a few relatively large loan relationships become non-performing in a period and Peoples is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results of that period could be significantly adversely affected.  The effect on results of operations for any given period from a change in the performance of a relatively small number of loan relationships may be disproportionately larger than the impact of such loans on the quality of Peoples’ overall loan portfolio.  In both 2007 and 2008, we incurred losses on lending relationships that significantly impacted operating results for the relevant period.  As of December 31, 2008, the Bank’s nonperforming loans amounted to $43.1 million, with five borrowers representing $14.4 million, or 33.4% of total nonperforming loans.

New or revised tax, accounting and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations and financial condition.

The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations.  These limitations, and sources or potential liability for the violation of such laws and regulation, are described in Item 1 of Part I of this report under the heading “Business — Regulation.”  These regulations, along with the currently existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures.  These laws, regulations, rules, and standards are constantly evolving and may change significantly over time.  The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on our results of operations and financial condition, the effects of which are impossible to predict at this time.

Strong competition within our market area may limit profitability.

Peoples faces significant competition both in attracting deposits and in the origination of loans, as described in Item 1 of Part I of this report under the heading “Business — Competition.”  Mortgage bankers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of our competition for deposits.  Many competitors have substantially greater financial and other resources than we do.  Moreover, we may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans.  Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over us.  The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.  This advantage places significant competitive pressure on the prices of loans and deposits.

Risks Relating to Our Capital Stock

We do not anticipate declaring dividends for the foreseeable future.

The Company’s Board of Directors has not declared any dividends since the third quarter of 2007.  The Orders prohibit the Bank from paying cash dividends to the Company, which is its primary source for funding dividends to the Company’s shareholders, without the prior approval of the OTS.  We believe that the Company has no ability to pay cash dividends in the foreseeable future, and are prohibited by the Orders from doing so without the consent of the OTS.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2008, Peoples conducted its business from its main office in West Chester, Ohio and eighteen branch offices in Hamilton and Warren counties in Ohio and Dearborn and Ohio counties in Indiana.  The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Peoples at December 31, 2008.

		Lease	Net Book Value	Deposits at
	Owned or	Expiration	December 31,	December 31,
Address	Leased	Date	2008	2008
			(In thousands)
6100 West Chester Road
West Chester, Ohio 45069	Owned	N/A	$2,176	$30,963
7615 Voice of America Drive
West Chester, Ohio 45069	Owned	N/A	3,160	14,054
11 South Broadway
Lebanon, Ohio 45036	Owned	N/A	631	42,667
4825 Marburg Avenue
Cincinnati, Ohio 45209	Owned	N/A	1,465	29,156
5712 Bridgetown Road
Cincinnati, Ohio 45248	Owned	N/A	1,763	71,974
6570 Harrison Avenue
Cincinnati, Ohio 45247	Owned	N/A	1,146	34,609
7522 Hamilton Avenue
Cincinnati, Ohio 45231	Owned	N/A	1,179	56,859
4100 State Route 128
Cleves, Ohio 45002	Owned	N/A	791	15,767
1101 Columbus Avenue
Lebanon, Ohio 45036	Owned	N/A	1,287	44,816
5797 South State Route 48
Maineville, Ohio 45039	Owned	N/A	895	20,479
8350 Arbor Square Drive
Mason, Ohio 45040	Owned	N/A	1,296	23,901
3530 Springdale Road
Cincinnati, Ohio 45251	Owned	N/A	621	29,148
7200 Blue Ash Road
Cincinnati, Ohio 45236	Owned	N/A	2,334	70,505
9360 Montgomery Road
Cincinnati, Ohio 45242	Owned	N/A	1,822	34,024
6945 South Liberty Drive
Liberty Township, Ohio 45044	Owned	N/A	1,537	5,206
131 Walnut Street
Lawrenceburg, Indiana 47025	Leased	02/2013	44	31,581
320 Importing Street
Aurora, Indiana 47001	Owned	N/A	2,225	51,677
24128 State Line Road
Bright, Indiana 47025	Owned	N/A	297	7,460
204 Bridgeway Street
Aurora, Indiana 47001	Owned	N/A	510	N/A
330 Industrial Access Road
Rising Sun, Indiana 47040	Owned	N/A	416	15,352

Additionally, Peoples has purchased land in Warren County for $1.0 million for future expansion, and has approximately $586,000 invested in land in Butler County also for future expansion.

Item 3. Legal Proceedings

From time to time, the Bank and Company are involved as plaintiff or defended in various legal proceedings arising in the normal course of business.  It is the opinion of management that the resolution of these legal actions should not have a material effect on Peoples’ consolidated financial conditions or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The information required herein is incorporated by reference to page 3 of Peoples’ 2008 Annual Report to Stockholders filed as Exhibit 13 hereto (“2008 Annual Report”) and to Part III, Item 12 hereof.

(b)  Not applicable.

(c)  Not applicable.

Item 6. Selected Financial Data

The information required herein is incorporated by reference to pages 4 and 5 of the 2008 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference to pages 6 to 18 of the 2008 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference to pages 23 and 24 of the 2008 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference to pages 27 to 70 of the 2008 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in internal control over financial reporting discussed below, as of December 31, 2008 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management has taken remedial steps to address the material weaknesses described below in “Management’s Annual Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f).  Peoples’ internal control over financial reporting is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that Peoples’ disclosure controls and procedures are not effective because of the identification of several material weaknesses in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Peoples’ annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of our external audit for 2008, we noted several adjustments identified by OTS examiners and our external auditors related to the estimation of the allowance for loan losses. These adjustments were due to information received by Peoples subsequent to the intial year-end closing. While management has concluded that Peoples did not maintain effective internal control over financial reporting as of December 31, 2008 due to this material weakness, this did not result in a material misstatement of any of Peoples’ financial statements, including the annual and interim financial statements for 2008.

This annual report does not include an attestation by Peoples’ registered public accounting firm regarding internal controls over financial reporting.  The internal control over financial reporting was not subject to attestation by Peoples’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Peoples to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Identification of Directors

The following table sets forth the names and ages of our current directors and summarizes their occupation and business experience during the past five years.  Ages are reflected as of December 31, 2008.

Directors with a Three-Year Term Expiring in 2009

Name	Age	Position with Peoples Community Bancorp and Principal Occupation During the Past Five Years	Director Since

Jerry D. Williams	59	Director. President and Chief Executive Officer of Peoples Community Bancorp and Peoples Community Bank. Director of Columbia Bancorp, Inc., Cincinnati, Ohio, a privately held bank holding company and its wholly-owned subsidiary, The Columbia Savings Bank from 2005 to February 2008.*	1980

John L. Buchanan	60	Director. President of Buchanan’s Power Equipment Center, Inc., a John Deere dealership located in Lebanon, Ohio which he has operated since 1971.	1996

Nicholas N. Nelson	62	Director. County Auditor for Warren County, Ohio, serving in such position since March 1987.	1990

Director with a Three-Year Term Expiring in 2010

Name	Age	Position with Peoples Community Bancorp and Principal Occupation During the Past Five Years	Director Since

John E. Rathkamp	66	Director. Retired December 2005 as Senior Vice President and Chief Lending Officer of Peoples Community Bancorp and Peoples Community Bank where he served since 2000. Prior thereto, he was President of Harvest Home Savings Bank located in Cheviot, Ohio, since 1991.	2000

Donald L. Hawke	76	Director. Retired business owner and pharmacist	1987

Directors with a Three-Year Term Expiring in 2011

Name	Age	Position with Peoples Community Bancorp and Principal Occupation During the Past Five Years	Director Since

James R. VanDeGrift	69	Director. Trustee of Turtlecreek Township in Lebanon, Ohio since 1992. Retired athletic director and teacher from Lebanon High School.	1994

Name	Age	Position with Peoples Community Bancorp and Principal Occupation During the Past Five Years	Director Since

Thomas J. Noe	48	Director. Chief Financial Officer of Peoples Community Bancorp and Peoples Community Bank since May 2008. Executive Vice President and Treasurer of Peoples Community Bancorp and Peoples Community Bank since 2002; previously, Chief Financial Officer and Treasurer since 2000. Former Director of Columbia Bancorp, Inc., Cincinnati, Ohio, a privately held bank holding company and its wholly-owned subsidiary, The Columbia Savings Bank from 2005 to January 2007.*	2000

*                 The Company formerly owned approximately 38% of the outstanding shares of Columbia Bancorp, Inc. The Company sold its shares on December 29, 2006.

Identification of Executive Officers Who Are Not Directors

The following table sets forth the information with respect to the principal occupations during the last five years for the executive officers of Peoples Community Bancorp and Peoples Community Bank who do not serve as directors of Peoples Community Bancorp.  Ages are reflected as of December 31, 2008.

Name	Age	Principal Occupation During the Past Five Years

Fred L. Darlington	52

Currently serves as Interim Chief Lending Officer since November 2008, Corporate Secretary since December 2005 and Senior Vice President and General Counsel of Peoples Community Bancorp and Peoples Community Bank since January 2005.  Previously, Mr. Darlington was President of Kardol, LLC a distributor of masking paper and solvents since October 2004. Prior thereto Mr. Darlington served as Vice President and Senior Counsel of Provident Bank, Cincinnati, Ohio since August 1997.

Jerry L. Gore	58

Currently serves as Senior Vice President and Director of Retail Banking of Peoples Community Bank and Peoples Community Bancorp since July 2006.  Previously, Mr. Gore served as Senior Vice President of Oak Hills Bank since June 2000.

Lori M. Henn	46

Currently serves as Senior Vice President of Peoples Community Bancorp and Peoples Community Bank, since June 2003, and as Compliance Officer of Peoples Community Bank since 2000. Ms. Henn also served as Director of Internal Audit in 2005.

Rick W. Wade	53

Currently serves as Senior Vice President and Chief Operating Officer of Peoples Community Bank since March 2006.  Previously, Mr. Wade served as Senior Vice President of Peoples Community Bank since September 2005.  Prior thereto, Mr. Wade was Vice President of BISYS, Inc. since July 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires Peoples Community Bancorp’s officers and directors, and persons who own more than 10% of Peoples Community Bancorp’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulation to furnish Peoples Community Bancorp with copies of all Section 16(a) forms they file.  Peoples Community Bancorp knows of no person who owns 10% or more of Peoples Community Bancorp’s common stock.

Based solely on review of the copies of such forms furnished to Peoples Community Bancorp, or written representations from its officers and directors, Peoples Community Bancorp believes that during, and with respect to, the year ended December 31, 2008, Peoples Community Bancorp’s officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act.

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

Audit Committee

The Board of Directors of Peoples Community Bancorp, jointly with Peoples Community Bank, has established an Audit Committee.  The Audit Committee reviews with management and the independent auditors the systems of internal control, reviews the annual financial statements, including the Form 10-K, reviews the quarterly Form 10-Qs and monitors Peoples Community Bancorp’s adherence in accounting and financial reporting to generally accepted accounting principles.  The Audit Committee currently consists of Messrs. Hawke, Nelson, VanDeGrift, Buchanan and Rathkamp.

All of the members of the Audit Committee are independent as determined by the Board of Directors and as defined in Nasdaq’s listing standards and rules and regulations of the Securities and Exchange Commission.

The Board of Directors has determined that Mr. Nelson, a member of the Audit Committee, meets the requirements adopted by the Securities and Exchange Commission for qualification as an Audit Committee financial expert.  An Audit Committee financial expert is defined as a person who has the following attributes:  (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity or accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of Audit Committee functions.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation paid by Peoples Community Bank for services rendered in all capacities during the calendar years ended December 31, 2007 and 2008 to the President and Chief Executive Officer, the Chief Financial Officer and the next highest paid officer of Peoples Community Bank.

Name and Principal Positions	Year	Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compen- sation (5)	Total
Jerry D. Williams, President & Chief Executive Officer	2008 2007	$187,950 179,000	$10,721 15,063	$17,632 17,712	$ — —	$8,286 27,953	$36,715 45,148	$261,304 284,876
Thomas J. Noe, CFO, Treasurer & Executive Vice President	2008 2007	161,175 153,500	8,951 12,217	14,927 14,593	— —	5,470 18,754	39,241 47,019	229,764 246,083
Lori M. Henn, Senior Vice President & Compliance Officer	2008 2007	126,000 120,000	6,151 7,942	11,640 10,731	— —	— —	9,389 14,736	153,180 153,409

(1)

Reflects the dollar amounts recognized for financial statement reporting purposes for the years ended December 31, 2007 and 2008, in accordance with FAS 123(R) of awards pursuant to the 2001 Recognition and Retention Plan. Such restricted stock awards vest at a rate of 20% per year. Assumptions used in the calculation of these amounts are included in Note A to the Company’s audited consolidated financial statements for the years ended December 31, 2007 and 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008 and as part of this report, respectively.

(2)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2008 in accordance with FAS 123(R) of awards pursuant to the Stock Option Program and thus includes amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount for the years ended December 31, 2007 and 2008 are included in Note A to the Company’s audited consolidated financial statements for the years ended December 31, 2007 and 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008 and as part of this report, respectively.

(3)	Determined pursuant to a review of the individuals’ performance and the corporate performance goals and objectives.

(4)

Represents, with respect to Messrs. Williams and Noe, the increase in the present value of their accumulated benefits under the Company’s directors’ retirement plan at the relevant measurement date for financial reporting purposes for 2008 compared to 2007.

(5)

Includes health insurance premiums paid by the Bank, the distribution from the Employee Stock Ownership Plan, the 401K Company match for 2008 and, with respect to Messrs. Williams and Noe, directors’ fees amounting to $18,000, and auto expense with respect to Mr. Williams.

Equity Awards

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth, with respect to the executive officers named in the Summary Compensation Table, information with respect to the number of options and unvested shares of restricted stock held as of December 31, 2008 and the value with respect to the unvested shares of restricted stock.

					Stock Awards
	Option Awards				Total Number of Shares	Market Value of
	Number of Securities Underlying Unexercised Options		Exercise	Option Expiration	or Units of Stock That Have	Shares of Stock That Have Not
Name	Exercisable	Unexercisable	Price	Date	Not Vested	Vested (1)

Jerry D. Williams	0	7,608	$2.24	06/30/2018	616	$123
	1,250	4,996	$16.34	06/30/2017
	2,499	3,747	$19.85	06/30/2016
	1,479	986	$19.92	06/30/2015
	1,784	446	$23.20	06/30/2014
	2,043	0	$23.22	06/27/2013
	2,638	0	$20.25	06/28/2012
	3,119	0	$14.00	06/28/2011

Thomas J. Noe	0	6,714	$2.24	06/30/2018	527	$105
	1,071	4,281	$16.34	06/30/2017
	2,142	3,210	$19.85	06/30/2016
	1,268	844	$19.92	06/30/2015
	1,529	382	$23.20	06/30/2014
	1,532	0	$23.22	06/27/2013
	1,978	0	$20.25	06/28/2012
	2,339	0	$14.00	06/28/2011

Lori M. Henn	0	4,900	$2.24	06/30/2018	393	$79
	893	3,569	$16.34	06/30/2017
	1,786	2,676	$19.85	06/30/2016
	1,056	704	$19.92	06/30/2015
	850	212	$23.20	06/30/2014
	1,021	0	$23.22	06/27/2013
	880	0	$20.25	06/28/2012
	1,040	0	$14.00	06/28/2011

(1)   Based on the fair market value of $ 0.20 per share for the Company’s common stock as of December 31, 2008.

Stock Vested.  The following table sets forth certain information with respect to restricted stock awards vested for the named executive officers during the year ended December 31, 2008. None of the Company’s named executive officers exercised any stock options during the fiscal year ended December 31, 2008.

	Stock Awards
Name	Number of Shares Acquired On Vesting (1)	Value Realized On Vesting (2)

Jerry D. Williams	580	$1,299

Thomas J. Noe	477	1,068

Lori M. Henn	331	741

(1)          Reflects shares received on vesting from prior year grants under the Company’s Recognition and Retention Plan.

(2)          Based on the fair market value of $2.24 per share for the Corporation’s common stock as of June 30, 2008, the date of vesting.

Employment Agreements

Peoples Community Bancorp and Peoples Community Bank, as employers, have entered into employment agreements with each of Jerry D. Williams and Thomas J. Noe.  The executives’ compensation and expenses are paid by Peoples Community Bancorp and Peoples Community Bank in the same proportion as the time and services actually expended by the executives on behalf of each employer. The employment agreements are reviewed annually. The term of the executives’ employment agreements are extended each year for a successive additional one-year period upon the approval of the Boards of Directors, unless either party elects, not less than sixty (60) days prior to the annual anniversary date, not to extend the employment term.

Each of the employment agreements is terminable with or without cause by the Company. The executives have no right to compensation or other benefits pursuant to the employment agreements for any period after voluntary termination or termination by the Company for cause, disability or retirement. The agreements provide for certain benefits in the event of the executive’s death.

The executive will be entitled to a cash severance amount equal to three times his or her average annual compensation for the last five calendar years (or such shorter period that he has worked with the Bank), plus the continuation of certain miscellaneous fringe benefits, in the event that:

1)              the executive terminates his employment because the Company either fails to comply with any material provision of the employment agreement or changes the executive’s title or duties;

2)              the executive terminates his employment as a result of certain adverse actions which are taken with respect to the executive’s employment following a change in control of the Company; or

3)              the Company terminates the employment agreement other than for cause, disability, retirement or death.

Compensation or other benefits pursuant to the employment agreements are subject to reduction pursuant to Section 280G of the Internal Revenue Code as set forth below in the event of a change in control.  A change in control is generally defined in the employment agreements to include any change in control of the Company required to be reported under the federal securities laws, as well as (1) the acquisition by any person of 20% or more of the Company’s outstanding voting securities and (2) a change in a majority of the directors of the Company during any three-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period.

Each employment agreement provides that, in the event any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, then such payments and benefits shall be reduced by the minimum necessary to result in the payments not exceeding three times the recipient’s average annual compensation from the employers which was includable in the recipient’s gross income during the most recent five taxable years.  As a result, none of the severance payments will be subject to a 20% excise tax, and the employers will be able to deduct such payments as compensation expense for federal income tax purposes.

The Company and the Bank have each consented to the Orders.  As a result, the Company and the Bank are not permitted to make any golden parachute payments of the types described above without the prior consent of the OTS.

Directors Compensation

During the calendar year ended December 31, 2008, each member of the Board of Directors of the Bank was paid a retainer of $1,500 per month.  Board members were not paid separate compensation for meetings of Peoples Community Bancorp or committee meetings.

The Bank maintains an unfunded, non-qualified, deferred compensation arrangement to provide retirement benefits to its Board of Directors.  The benefits are based on years of service and director compensation during the year preceding retirement.  The plan also provides for death benefit payments to a surviving spouse, beneficiaries or the estate of the director.  The Bank has elected not to establish a trust for the holding or investing of assets.  Pension accruals for the plan are not deductible for federal income tax purposes until benefits are paid.  Accruals are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future.

The following table summarizes the 2008 compensation structure for each non-employee Director.  Directors did not receive any restricted stock awards or option award grants in 2008.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(3)	Option Awards (2)(3)	Increase (Decrease) in Pension Value and Nonqualified Deferred Compensation Earnings(4)	Total

John L. Buchanan	$18,000	$—	$—	$9,300	$27,300

Donald L. Hawke	18,000	—	—	(538)	17,462

Nicholas N. Nelson	18,000	—	—	13,308	31,308

James R. VanDeGrift	18,000	—	—	(767)	17,233

John E. Rathkamp(5)	29,000	7,717	4,339	(451)	40,605

(1)                                Reflects the dollar amounts recognized for financial statements reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123(R) of awards issued in previous years pursuant to the 2001 Recognition and Retention Plan.  Such restricted stock awards vest at a rate of 20% per year.

(2)                                Reflects the dollar amount recognized for financial statements reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123(R) of awards issued in previous years pursuant to the Stock Option Program.

(3)                                At December 31, 2008, each non-employee director held the following amount of unvested stock awards and/or outstanding options:

Name	Unvested Stock Awards	Options

John L. Buchanan	—	9,188
Donald L. Hawke	—	9,188
Nicholas N. Nelson	—	6,188
James R. VanDeGrift	—	9,188
John E. Rathkamp	439	8,422

(4)                                Reflects the change in accrued benefit under the director’s retirement plan at December 31, 2008 compared to December 31, 2007.

(5)                                Mr. Rathkamp provides certain administrative services to the Board and receives additional director fees as compensation for performing additional services.

Compensation and Benefits Committee Interlocks and Insider Participation

Determinations regarding compensation of the President and Chief Executive Officer, the senior management and the employees are reviewed and approved by Peoples Community Bank’s Compensation and Benefits Committee. In 2008, directors appointed to this committee were Messrs. Hawke, Nelson, VanDeGrift and Buchanan.  All the current members of the committee are independent members of the Board of Directors as defined in the NASDAQ’s listing standards.

No person who served as a member of the Compensation and Benefits Committee during 2008 was a current or former officer or employee of Peoples Community Bancorp or Peoples Community Bank or engaged in certain transactions with Peoples Community Bancorp or Peoples Community Bank required to be disclosed by regulations of the Securities and Exchange Commission.  Additionally, there were no Compensation and Benefits Committee “interlocks” during 2008, which generally means that no executive officer of Peoples Community Bancorp served as a director or member of the Compensation and Benefits Committee of another entity, one of whose executive officers served as a director of Peoples Community Bank or as a member of Peoples Community Bank’s Compensation and Benefits Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2009, certain information as to Peoples Community Bancorp common stock beneficially owned by each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who or which was known to us to be the beneficial owner of more than 5% of the Company’s issued and outstanding common stock, the Company’s directors and named executive officers and all of the Company’s directors and executive officers as a group.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of March 31, 2009(1)		Percent of common stock
Financial Stocks Capital Partners III L.P., Finstocks Capital Management, LLC, Elbrook Holdings, LLC, John M. Stein and Steven N. Stein 507 Carew Tower 441 Vine Street Cincinnati, Ohio 45202	432,183	(2)	8.92%

Directors:
Jerry D. Williams	133,215	(3)(4)	2.52%
John L. Buchanan	48,643	(3)(5)	1.00%
Donald L. Hawke	30,643	(3)	*
Nicholas N. Nelson	19,643	(3)(6)	*
James R. VanDeGrift	40,243	(3)(7)	*
Thomas J. Noe	478,247	(3)(8)	9.87%
John E. Rathkamp	42,956	(3)(9)	*

Other Named Executive Officers:
Lori M. Henn	26,386		*

All Directors and Executive Officers as a group (11 persons)	819,976	(3)	16.93%

*                                         Represents less than 1% of the outstanding common stock.

(1)                                 Based upon filings made pursuant to the Securities Exchange Act and information provided by each of the individuals.  Shares of the Company’s common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2)                                 Based on a Schedule 13G filed with the Securities and Exchange Commission on April 11, 2005.  This Schedule 13G discloses that Financial Stocks Capital Partners III L.P. has shared voting and dispositive power with respect to the 432,183 shares it beneficially owns.  The Schedule 13G discloses that Finstocks Capital Management, LLC is the general partner of Financial Stocks Capital Partners III L.P. Finstocks Capital Management, LLC is controlled by Elbrook Holdings, LLC, which is in turn controlled by Steven N. Stein and John M. Stein. Finstocks Capital Management, LLC, Elbrook Holdings, LLC, Steve N. Stein and John M. Stein indirectly have the power to vote and dispose of the 432,183 shares.

(3)                                 Includes options to acquire shares of the Company’s common stock that are exercisable on March 31, 2009, or sixty (60) days thereafter, under the Company’s Stock Option Plans and shares allocated pursuant to the Company’s Employee Stock Ownership Plan that are held in the associated trust, as follows:

Name	Number of Shares Underlying Options	Number of Shares Held in ESOP Trust
Jerry D. Williams	22,420	7,769
John L. Buchanan	9,188	—
Donald L. Hawke	9,188	—
Nicholas N. Nelson	6,188	—
James R. VanDeGrift	9,188	—
Thomas J. Noe	18,573	6,396
John E. Rathkamp	7,400	5,441
All Directors and Executive Officers as a group (11 persons)	95,198	29,758

(4)                                 Includes 34,800 shares held in Mr. Williams’ individual retirement account, 4,000 shares held jointly with Mr. Williams’ daughters and 4,500 shares held by Mr. Williams for the benefit of his daughters.

(5)                                 Includes 5,400 shares held in Mr. Buchanan’s individual retirement account, 4,100 shares held by Mr. Buchanan’s spouse in her individual retirement account, 20,500 shares held in the Buchanan Family Trust and 2,000 shares held by Buchanan’s Power Equipment Center, Inc. a company of which Mr. Buchanan is the president.

(6)                                 Includes 9,500 shares held jointly with Mr. Nelson’s spouse and 500 shares held jointly with Mr. Nelson’s son.

(7)                                 Includes 25,000 shares held jointly with Mr. VanDeGrift’s spouse and 100 shares held by Mr. VanDeGrift for the benefit of his grandchildren.

(8)                                 Includes 73,145 shares held in Mr. Noe’s individual retirement account, 7,825 shares held by Mr. Noe’s spouse’s IRA and 39,024 shares held in five family trusts, for which Mr. Noe is trustee.  Mr. Noe’s address is c/o Peoples Community Bank, P.O. Box 1130, West Chester, Ohio 45071.

(9)                                 Includes 20,859 shares held in Mr. Rathkamp’s individual retirement account, 4,652 shares held jointly with Mr. Rathkamp’s spouse and 1,800 shares held by Mr. Rathkamp’s spouse in her Individual Retirement Account.

Equity Compensation Plan Information

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2008.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options(1)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	156,586	$17.68	73,095

Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	156,586	$17.68	73,095

(1)          Included in such number are 101,744 shares which are subject to restricted stock grants which were not vested as of December 31, 2008.  The weighted average exercise price excludes restricted stock grants.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Certain Related Persons

Peoples Community Bank offers mortgage loans to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and certain other loans.  These loans are generally made on substantially the same terms as those prevailing at the time for comparable transactions with a non-affiliated person.  It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features to Peoples Community Bank.

Section 22(h) of the Federal Reserve Act generally provides that any credit extended by a savings institution, such as Peoples Community Bank, to its executive officers, directors and, to the extent otherwise permitted, principal stockholder(s), or any related interest of the foregoing, must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the savings institution with non-affiliated parties; unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features.

Director Independence

A majority of the members of the Board of Directors are independent based on an assessment of each member’s qualifications by the Board, taking into consideration the NASDAQ National Market’s requirements for independence.  The Board of Directors has concluded that Messrs. Buchanan, Hawke, Nelson, VanDeGrift and Rathkamp do not have any material relationships with Peoples that would impair their independence.

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Peoples Community Bancorp appointed Plante & Moran, PLLC, as the independent registered public accounting firm, to perform the audit of Peoples Community Bancorp’s financial statements for the year ending December 31, 2008.

Peoples Community Bancorp has been advised by Plante & Moran, PLLC that neither the firm nor any of its associates has any relationship with Peoples Community Bancorp or its subsidiaries other than the usual relationship that exists between an independent registered public accounting firm and its clients.

In determining whether to appoint Plante & Moran, PLLC as Peoples Community Bancorp’s independent registered public accounting firm, Peoples Community Bancorp’s Audit Committee considered whether the provision of services, other than auditing services, by Plante & Moran, PLLC was compatible with maintaining the independent registered public accounting firm’s independence.  The Audit Committee believed that Plante & Moran, PLLC’s performance of these other services was compatible with maintaining their independence.

The following table sets forth the aggregate fees paid by the Company for professional services rendered in connection with the audit of Peoples Community Bancorp’s consolidated financial statements for 2008 and 2007, as well as the fees paid by us for audit-related services, tax services and all other services rendered to us during 2008 and 2007.

	Year Ended December 31,
Description of Services	2008	2007
Audit fees (1)	$326,550	$218,720
Audit-related fees (2)	—	5,010
Tax fees	10,960	19,245
Total	$337,510	$242,975

(1)         Audit fees consist of fees incurred in connection with the audit of the annual financial statements and the review of the interim financial statements included in the quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)         Audit-related fees primarily consist of fees incurred in connection with the examination of the internal control structure of Peoples Community Bancorp.

The Audit Committee selects the independent registered public accounting firms and pre-approves all audit services to be provided by it to Peoples Community Bancorp.  The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by the independent registered public accounting firm in accordance with the Audit Committee’s charter.  In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of the independent registered public accounting firm.  The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.  The Chair of the Audit Committee has been delegated the authority to approve non-audit related services in lieu of the full Audit Committee.  On a quarterly basis, the Chair of the Audit Committee presents any previously-approved engagements to the full Audit Committee.  Each of the services was pre-approved by the Audit Committee.

Each new engagement of Plante & Moran, PLLC was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

Report of Audit Committee

The audit committee has reviewed and discussed the audited financial statements with management.  The audit committee has discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 “Communication with Audit Committees,” as may be modified or supplemented.  The audit committee has received the written disclosures and the letter from the independent registered public accounting firm consistent with the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with Plante & Moran, PLLC, the independent registered public accounting firm’s independence.  Based on the review and discussions referred to above in this report, the audit committee recommended to the Board of Directors that the audited financial statements be included in Peoples Community Bancorp’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

Members of the Audit Committee

John L. Buchanan	Nicholas N. Nelson	Donald L. Hawke
James R. VanDeGrift	John E. Rathkamp

Item 15. Exhibits and Financial Statement Schedules

(a) (1)  The following documents are filed as part of this report and are incorporated herein by reference to the Registrant’s 2008 Annual Report:

Report of Registered Independent Certified Public Accountants.

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements.

(2)   All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)  Exhibits.

 The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

No.	Exhibits
3.1	Articles of Incorporation of Peoples Community Bancorp, Inc. (1)
3.2	Bylaws of Peoples Community Bancorp, Inc. (2)
4	Stock Certificate of Peoples Community Bancorp, Inc. (3)
10.1	2001 Stock Option Plan (4)
10.2	2001 Recognition and Retention Plan (4)
10.3	2004 Stock Option Plan (5)
10.4	2004 Recognition and Retention Plan (5)
10.5	Employment Agreements with each of Jerry D. Williams and Thomas J. Noe (3)
10.6	OTS Order to Cease and Desist with the Company dated April 3, 2008 (6)
10.7	OTS Order to Cease and Desist with the Bank, dated April 3, 2008 (6)
10.8	OTS Amended Order to Cease and Desist with the Bank, dated April 29, 2009
13.0	Annual Report to Stockholders for the Year Ended December 31, 2008
21.0	List of Subsidiaries (See “Item 1. Business - General” in this Form 10-K)
23.1	Consent of Plante & Moran, PLLC
23.2	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(4)  Incorporated herein by reference to Peoples’ Proxy Statement dated January 29, 2001.

(5)  Incorporated herein by reference to Peoples’ Proxy Statement dated January 5, 2004.

(6)  Incorporated herein by reference to People’s Current Report on Form 8-K filed with the SEC on April 3, 2008.

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

/s/Jerry D. Williams	May 1, 2009
Jerry D. Williams
President, Chief Executive Officer and Director
(principal executive officer)

/s/Thomas J. Noe	May 1, 2009

Thomas J. Noe

CFO, Treasurer and Director
(principal financial and accounting officer)

/s/Donald L. Hawke	May 1, 2009
Donald L. Hawke
Director

/s/John E. Rathkamp	May 1, 2009
John E. Rathkamp
Director

/s/John L. Buchanan	May 1, 2009
John L. Buchanan
Director

/s/James R. VanDeGrift	May 1, 2009
James R. VanDeGrift
Director

/s/Nicholas N. Nelson	May 1, 2009
Nicholas N. Nelson
Chairman of the Board and Director