Form 10-Q
period 2009-03-31
PEOPLES COMMUNITY BANCORP INC /MD/
filed 2009-05-15
CIK 1100983

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 15, 2009, 4,844,489 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Peoples Community Bancorp, Inc.

Peoples Community Bancorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Cash and due from banks	$8,297	$11,133
Federal funds sold	—	—
Interest-bearing deposits in other financial institutions	97,992	60,882
Cash and cash equivalents	106,289	72,015

Securities designated as available for sale	49,918	100,952
Loans receivable — net	440,704	461,861
Office premises and equipment	26,444	26,671
Real estate held for sale	510	510
Real estate acquired through foreclosure	11,464	10,176
Federal Home Loan Bank stock	14,549	14,549
Accrued interest receivable	2,646	2,941
Bank-owned life insurance	18,748	18,566
Prepaid expenses and other assets	1,597	1,336
Intangible assets	2,541	2,838

Total assets	$675,410	$712,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Deposits	$597,016	$630,198
Advances from the Federal Home Loan Bank and other borrowings	76,485	76,507
Subordinated debentures	15,464	15,464
Accrued interest payable	1,415	1,022
Other liabilities	3,885	4,069
Total liabilities	694,265	727,260

Commitments and contingent liabilities	—	—

Stockholders’ deficit
Common stock - 15,000,000 shares of $.01 par value authorized; 4,844,489 shares issued at March 31, 2009 and December 31, 2008	48	48
Additional paid-in capital	71,373	71,345
Accumulated deficit	(90,298)	(85,879)
Accumulated other comprehensive income (loss)	22	(359)
Total stockholders’ deficit	(18,855)	(14,845)

Total liabilities and stockholders’ deficit	$675,410	$712,415

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share data)

	Three months ended March 31,
	2009	2008
Interest income
Loans	$6,483	$10,332
Mortgage-backed securities	246	534
Investment securities	347	66
Interest-bearing deposits and other	183	997
Total interest income	7,259	11,929

Interest expense
Deposits	4,762	6,940
Borrowings	984	1,043
Total interest expense	5,746	7,983
Net interest income	1,513	3,946
Provision for losses on loans	1,800	1,800
Net interest income (loss) after provision for losses on loans	(287)	2,146

Other income
Gain on sale of loans	4	21
Gain on sale of securities	—	483
Loss on sale of other assets	(46)	(1)
Income from bank-owned life insurance	182	187
Other operating	486	612
Total other income	626	1,302

General, administrative and other expense
Employee compensation and benefits	1,830	2,437
Occupancy and equipment	834	872
Franchise taxes	101	187
Data processing	313	308
Amortization of intangibles	338	367
Other operating	1,342	1,059
Total general, administrative and other expense	4,758	5,230
Loss before income taxes	(4,419)	(1,782)

Federal income tax benefit
Current	—	(569)
Deferred	—	(88)
Total federal income tax benefit	—	(657)

NET LOSS	$(4,419)	$(1,125)

LOSS PER SHARE
Basic	$(.91)	$(.23)

Diluted	$(.91)	$(.23)

DIVIDENDS PER SHARE	$—	$—

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three months ended March 31,
	2009	2008

Net loss	$(4,419)	$(1,125)

Other comprehensive income (loss), net of tax:

Unrealized holding gains on securities during the period, net of tax effects of $0 and $103 for the respective periods.	381	201

Reclassification adjustment for realized gains included in earnings, net of tax effects of $0 and $164 for the respective periods	—	(319)

Comprehensive loss	$(4,038)	$(1,243)

Accumulated other comprehensive income (loss)	$22	$(78)

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2009	2008

Cash flows provided by (used in) operating activities:
Net loss for the period	$(4,419)	$(1,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on securities	(6)	(159)
Amortization of deferred loan origination fees and premiums	122	85
Amortization of mortgage servicing rights	41	41
Amortization of premiums and discounts on borrowings	9	11
Expense of stock benefit plans	28	60
Amortization of other intangible assets	297	367
Depreciation	227	308
Provision for losses on loans	1,800	1,800
Federal Home Loan Bank stock dividends	—	(169)
Investment securities dividends	(14)	(14)
Income from bank-owned life insurance	(182)	(187)
Gain on sale of securities	—	(483)
Loss on sale of foreclosed real estate	46	1
Gain on sale of loans	(4)	(21)
Proceeds from sale of loans in the secondary market	194	1,861
Loans originated for sale in the secondary market	(190)	(2,476)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	295	714
Prepaid expenses and other assets	(302)	(725)
Accrued interest payable and other liabilities	209	225
Net cash provided by (used in) operating activities	(1,849)	114

Cash flows provided by (used in) investing activities:
Purchase of investment securities and mortgage-backed securities	—	(6,635)
Principal repayments on investment securities and mortgage-backed securities	51,435	5,731
Proceeds from sale of investment securities and mortgage-backed securities designated as available for sale	—	29,435
Proceeds from the sale of loans and loan participations	—	—
Principal repayments on loans - net	17,523	25,057
Purchase of office premises and equipment	—	—
Proceeds from sale of real estate acquired through foreclosure	378	355
Net cash provided by investing activities	69,336	53,943
Net cash provided by operating and investing activities (balance carried forward)	67,487	54,057

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2009	2008

Net cash provided by operating and investing activities (balance brought forward)	$67,487	$54,057

Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(33,182)	(13,647)
Proceeds from Federal Home Loan Bank advances and other borrowings	—	1,000
Repayment of Federal Home Loan Bank advances and other borrowings	(31)	(2,032)
Dividends paid on common stock	—	—
Net cash used in financing activities	(33,213)	(14,679)
Net increase in cash and cash equivalents	34,274	39,378
Cash and cash equivalents at beginning of period	72,015	86,614

Cash and cash equivalents at end of period	$106,289	$125,992

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$5,353	$8,055

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$1,712	$4,098

See notes to condensed consolidated financial statements.

Peoples Community Bancorp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Peoples Community Bancorp, Inc., a Maryland corporation (“Peoples” or the “Company”), is a registered savings and loan holding company which owns all of the outstanding common shares of Peoples Community Bank (the “Bank”), a federally chartered savings bank.  Unless the context otherwise requires, reference to Peoples includes the Bank.  The condensed consolidated statement of financial condition as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples included in the Annual Report on Form 10-K for the year ended December 31, 2008.  However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation of the condensed consolidated financial statements, have been included.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   Overview and Recent Regulatory Matters

Beginning in early 2007, Peoples began to reduce all aspects of its lending exposure due in large part to the downturn in the local economy, and, in particular, values of residential and residential development properties. Further, beginning in 2006, Peoples revised its underwriting standards to place an increased focus on cash flow analysis, tightened its credit standards and provided additional resources to the resolution of its classified assets.  Despite the actions taken by Peoples, the continued recessionary forces in the local economy have had a significant adverse impact on Peoples’ financial condition and results of operations.  Net losses from operations amounted to $4.4 million, $68.5 million, and $33.3 million for the quarter ended March 31, 2009, the year ended 2008, and the year ended 2007, respectively.  Stockholders’ equity decreased from $87.6 million or 8.5% of total assets at December 31, 2006 to a deficit of $18.9 million at March 31, 2009.  Further, the level of Peoples’ non-performing assets has and will continue to negatively impact Peoples’ interest rate spread, interest income, provision for losses on loans and net earnings or loss.  Non-performing assets totaled $52.9 million, $53.3 million, and $32.8 million at March 31, 2009, December 31, 2008, and December 31, 2007, respectively.  While the Bank has devoted and will continue to devote substantial resources toward the resolution of all delinquent and non-performing assets, no assurance can be made that management’s efforts will be successful.

Regulatory Enforcement Actions

The Office of Thrift Supervision (the “OTS”) is the primary federal regulator of Peoples Community Bank.  In light of Peoples’ losses in 2007 and 2006 and levels of nonperforming assets, the OTS has imposed certain operations restrictions on the Company and the Bank, many of which had previously been taken by Peoples. On April 2, 2008, the Company and the Bank each consented to the terms of Cease and Desist Orders issued by the OTS (the “Orders”).  The Company attached copies of the Orders to a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008.

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

The Order issued to the Bank also requires the Bank to take certain actions, including (i) not making any new loans or issuing new lines of credit for land acquisition or development, speculative residential construction, commercial and multi-family construction, acquisition or retention of commercial property, and non-owner occupied one-to-four-family

Peoples Community Bancorp, Inc.

residential property; (ii) engaging an independent consultant to conduct a loan portfolio review for the purpose of determining asset quality and the appropriateness of the Bank’s asset classification process related to loan relationships that equal or exceed $4.0 million; (iii) establishing a plan for reducing adversely classified assets; (iv) reviewing and, where appropriate, adjusting the Bank’s allowance for loan and lease losses methodology; (v) limiting asset growth during each calendar quarter to an amount not to exceed net interest credited on deposit liabilities; and (vi) establishing an Oversight Committee of the Bank’s Board of Directors comprised of independent outside directors.  In an effort to proactively address the downturn in the local real estate market, the Bank had previously curtailed or ceased the lending activities restricted in the Orders.

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

On January 30, 2009, the Bank submitted its Thrift Financial Report (“TFR”) to the OTS for the quarter ended December 31, 2008.  This report reflected the Bank’s capital under the framework for prompt corrective action at the “adequately capitalized” level.  During the course of an examination by the OTS and Peoples’ external audit for 2008, management was informed of several adjustments identified by OTS examiners and our external auditors related to the estimation of the allowance for loan losses. These adjustments were due to information received by Peoples subsequent to the initial year-end closing.  As a result, an amended TFR for December 31, 2008 was filed on April 9, 2009.  The amended TFR reflected regulatory capital under the framework for prompt corrective action at the “significantly undercapitalized” level.

The Bank was notified by the OTS by letter dated April 13, 2009 (the “Notice”), that it is subject to certain restrictions and requirements, including the requirement to file a capital restoration plan by April 30, 2009 to demonstrate the ability of the Bank to return to an adequately capitalized status by June 15, 2009 (the “Capital Plan”).

On April 28, 2009, the Bank consented to an Amended Order to Cease and Desist (the “Amended Order”) issued by the OTS. The Amended Order became effective on April 29, 2009.  The Amended Order supplements and amends the previously issued Cease and Desist Order issued by the OTS against the Bank on April 2, 2008.  The Amended Order requires that the Bank achieve by July 14, 2009 and maintain: (i) a Tier 1 (Core) Capital Ratio of at least eight percent (8%); and (ii) a Total Risk-Based Capital Ratio of at least twelve percent (12%).  The Amended Order also requires the Bank to file with the OTS a written contingency plan by May 14, 2009 that will be implemented by the Bank in the event it becomes critically undercapitalized (the “Contingency Plan”).  The Contingency Plan will require that the Bank achieve one of the following results: (i) a merger with or acquisition by another federally insured institution or holding company thereof, or (ii) a voluntary liquidation by, among other things, filing the appropriate applications with the OTS in conformity with federal laws and regulations.  The Contingency Plan will be implemented if the Bank becomes critically undercapitalized or upon notification by the OTS.  In addition, the Amended Order requires the Bank to refrain from certain actions, including: (i) accepting, renewing or rolling over any brokered deposit; (ii) acting as a deposit broker; or (iii) soliciting deposits by offering an effective yield on insured deposits that exceeds the limitation provided by OTS regulations.

Peoples Community Bancorp, Inc.

On April 30, 2009, the Bank filed its Thrift Financial Report for the quarter ended March 31, 2009 .  This report reflected the Bank’s capital under the framework for prompt corrective action at the “critically undercapitalized” level.  As a result, and in addition to the other operational restrictions imposed by the Orders, the Bank may not, without the prior written consent of the FDIC:

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

Peoples Community Bancorp, Inc.

if the closing of the transactions did not occur on or before December 31, 2008.  By letter dated December 29, 2008, the buyer terminated its obligations under the Agreement pursuant to Section 25(f) of the Agreement.

On December 31, 2008, the Company and the third party entered into the First Amendment (“Amendment”) to the Agreement to extend the Company’s and third party’s obligations under the Agreement to January 31, 2009.  The Company and the third party reaffirmed their respective representations and warranties and acknowledged that the third party will require another financial institution acceptable to the OTS to perform its or their obligations under the Agreement.  No agreement was reached by January 31, 2009.

On December 31, 2008, the Company and Integra extended the forbearance period to January 31, 2009.  The forbearance period has now expired and the Company is in default on its line of credit with Integra.  This matter remains unresolved.

Holding Company Liquidity

The Company, on an unconsolidated basis, has had insufficient liquidity to meet its financial obligations.  As of March 31, 2009, the Company had cash and cash equivalents totaling $20,000.  The amount due on the Company’s line of credit with Integra totals $18,209,000, which is comprised of $17,500,000 in principal, $534,000 in accrued interest, and $175,000 in loan fees.  The Company’s expenses include a management fee of $5,500 per month payable to the Bank, a Nasdaq fee of $2,500 per month, and various legal fees and OTS assessment fees.  If the Company is unable to obtain dividends from the Bank, liquidate assets, or restructure its debt, its inability to meet current financial obligations will have a significant impact on the Company’s ability to continue as a going concern.

Establishment of Valuation Allowance

In light of the matters discussed above, Peoples established a valuation allowance of deferred federal income taxes of approximately $4.4 million in 2007.  As of December 31, 2008 and March 31, 2009, the allowance had been increased to $27.2 million.  Generally, the losses incurred in 2006, 2007 and 2008 resulted in deferred federal income taxes or deferred tax assets which may be applied against current period earnings, carried back against prior years’ earnings or used to the extent of management’s estimate of future taxable income.  The valuation allowance was established since Peoples’ current circumstances might impair its ability to generate future taxable income and therefore impair its ability to realize all benefits of the deferred tax asset.

3.   Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary, and American State Advisory Group Corp., a wholly-owned subsidiary of the Bank.  All significant inter-company items have been eliminated.

Peoples Community Bancorp, Inc.

4.  Allowance for Loan Loss

The following table sets forth the activity in the allowance for loan losses during the periods indicated (balances expressed in thousands):

	Three Months Ended March 31, 2009	Twelve Months Ended December 31,2008	Three Months Ended March 31, 2008
Allowance at beginning of period	$28,705	$34,499	$34,499
Provision for losses on loans	1,800	41,477	1,800
Charge offs
One-to-four-family	(9)	(6,666)	(633)
Multi-family	—	(9,259)	—
Nonresidential real estate and land	—	(18,945)	(1,469)
Construction	—	(8,843)	(438)
Commercial	—	(3,982)	(51)
Consumer and other	(3)	70)	(47)
Total charge offs	(12)	(47,765)	(2,638)
Recoveries
One-to-four-family residential	1	45	2
Multi-family residential	—	187	—
Nonresidential real estate and land	—	—	—
Construction	—	—	—
Commercial	8	198	3
Consumer and other	4	64	21
Total recoveries	13	494	26
Net charge offs to allowance for loan losses	1	(47,271)	(2,612)
Allowance at end of period	$30,506	$28,705	$33,687

The allocation of the allowance for loan loss based on particular types of loans was as follows (balances expressed in thousands):

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Balance	total	Balance	total

One-to-four-family	$9,909	32.5%	$8,916	31.1%
Multi-family	6,127	20.1	5,452	19.0
Nonresidential real estate and land	10,042	32.9	9,389	32.6
Construction	2,493	8.2	3,185	11.1
Commercial	1,828	6.0	1,432	5.0
Consumer and other	107	0.3	331	1.2

Total	$30,506	100.0%	$28,705	100.0%

Peoples Community Bancorp, Inc.

5. Asset Quality

The following two tables set forth information concerning 31 to 59 days delinquent loans and 60 to 89 days delinquent loans at the dates indicated, in dollar amounts (expressed in thousands) and as a percentage of each category of the Bank’s loan portfolio. The amounts presented in both tables represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At March 31, 2009		At December 31, 2008
	31-59 Days		31-59 Days
	Delinquent		Delinquent
		Percent		Percent
		Of Loan		Of Loan
	Amount	Category	Amount	Category
One-to-four-family	$4,099	1.39%	$931	0.30%
Multi-family residential	11	0.02	375	0.56
Nonresidential real estate and land	—	—	527	0.37
Commercial	233	3.00	—	—
Consumer and other	5	0.05	19	0.15
Total	$4,348	0.86	$1,852	0.35

	At March 31, 2009		At December 31, 2008
	60-89 Days		60-89 Days
	Delinquent		Delinquent
		Percent		Percent
		Of Loan		Of Loan
	Amount	Category	Amount	Category
One-to-four-family	$1,645	0.56%	$3,247	1.05%
Multi-family	—	—	—	—
Nonresidential real estate and land	126	0.10	3	—
Commercial	—	—	—	—
Consumer and other	26	0.24	—	—
Total	$1,797	0.35	$3,250	0.61

Peoples Community Bancorp, Inc.

The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned (dollars expressed in thousands):

	At March 31,	At December 31,
	2009	2008
Non-accrual loans:
One-to-four-family	$6,652	$6,566
Multi-family	7,081	7,086
Nonresidential real estate and land	23,625	25,216
Construction	3,892	3,858
Commercial	203	200
Consumer and other	—	180
Total non-accrual loans	$41,453	$43,106
Loans 90 days past due and accruing	—	—
Total non-performing loans	$41,453	$43,106
Other real estate owned, net	11,464	10,176
Total non-performing assets	$52,917	$53,282

Non-performing assets to total assets	7.83%	7.48%
Non-performing loans to total loans-net	9.41%	9.33%

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

If the $41.5 million of non-accruing loans had been current in accordance with their terms during 2009, the gross income on such loans would have been approximately $702,000.  A total of approximately $192,000 of interest income was actually recorded by the Bank on such loans in the three months ended March 31, 2009.

Information with respect to the Bank’s impaired loans at and for the three months ended March 31, 2009, the year ended December 31, 2008 and the three months ended March 31, 2008 is as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
	(in thousands)
Impaired loans with related allowance	$—	$—	$34,060
Impaired loans with no related allowance	36,806	39,400	—
Total impaired loans	$36,806	$39,400	$34,060

Allowance for losses on impaired loans	$—	$—	$8,698
Average recorded investment in impaired loans	$38,055	$35,367	$28,714
Interest income recognized on impaired loans	$190	$37	$52
Interest income recognized on a cash basis on impaired loans	$190	$37	$28

The allowance for impaired loans is included in the Bank’s overall allowance for loan losses.

Peoples Community Bancorp, Inc.

The following table sets forth the activity in the real estate acquired through foreclosure during the periods indicated (Dollars expressed in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2009	December 31, 2008

Balance at beginning of period	$10,176	$6,916
Foreclosures	1,712	5,813
Sales	(424)	(2,423)
Writedowns	—	(130)

Balance at end of period	$11,464	$10,176

98.       Loss Per Share

Basic loss per share is based upon the weighted-average shares outstanding during the period, less 0 and 52,336 unallocated ESOP shares as of March 31, 2009 and 2008, respectively.  Diluted loss per share is computed by taking into consideration common shares outstanding and dilutive potential common shares to be issued under Peoples’ stock option plan and Management Recognition Plan (“MRP”).  The computations were as follows:

	For the three months ended
	March 31,
	2009	2008

Weighted-average common shares outstanding (basic)	4,844,489	4,826,688

Dilutive effect of assumed exercise of stock options and MRP	—	—

Weighted-average common shares outstanding (diluted)	4,844,489	4,826,688

Options to purchase shares of common stock and MRP awards were excluded from the computation of diluted earnings per share due to the net loss recorded for each period.

Peoples Community Bancorp, Inc.

7.  Effect of Recent Accounting Pronouncements

(None)

8.  Fair Value of Financial Instruments

Effective January 1, 2008, Peoples adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009:

Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Available-for-sale securities	$49,918	$1,282	$48,636	$0

Impaired Loans.   Loans for which it is probable Peoples will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method.  If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method utilizes a recent appraisal of the collateral and applies a discount factor to the value based on Peoples’ estimate of holding cost and other economic factors, such as estimated cash flow generated from the property.

Peoples Community Bancorp, Inc.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fell at March 31, 2009.

Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Impaired loans	$36,806	$0	$0	$36,806

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

The Company’s profitability depends on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, investment securities and interest-earning deposits in other financial institutions; and interest expense, principally on interest-bearing deposits and borrowings from the Federal Home Loan Bank. Net interest income is dependent upon the level of interest rates, the extent to which such rates are changing, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s profitability also depends, on the level of other income, the provision for losses on loans, general, administrative and other expenses and federal income taxes.

The Company’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond management’s control.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this quarterly report, are based upon Peoples’ consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information, including third parties or available prices, sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

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

Valuation Allowance of Deferred Income Taxes

Peoples accounts for federal income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”).  Pursuant to the provisions of FAS 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods.  Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against future taxable income.  A valuation allowance is provided for net deferred tax assets to the extent that the value of net temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income.  As of December 31, 2008 and March 31, 2009, Peoples had an allowance of approximately $27.2 million.

Discussion of Financial Condition Changes from December 31, 2008 to March 31, 2009

At March 31, 2009, Peoples’ assets totaled $675.4 million, a decrease of $37.0 million, or 5.2%, compared to total assets at December 31, 2008.  The decrease in assets was primarily due to a decrease in loans receivable of $21.2 million and a decrease of $51.0 million in mortgage-backed securities and other investment securities, which was partially offset by an increase in cash and cash equivalents of $34.3 million.

Cash and cash equivalents increased by $34.3 million, or 47.6%, from the December 31, 2008 level, to a total of $106.3 million at March 31, 2009.  The increase in liquid assets as of March 31, 2009 was primarily due to curtailed lending and the low yield on investments.  At March 31, 2009, $94.0 million was invested in overnight funds, an increase of $58.0 million from December 31, 2008.

Investment securities and mortgage-backed securities totaled $49.9 million at March 31, 2009, a decrease of $51.0 million, or 50.6%, compared to December 31, 2008, primarily due to $51.4 million in principal repayments received during the three months ended March 31, 2009.

Loans receivable totaled $440.7 million at March 31, 2009, a decrease of $21.2 million, or 4.6%, compared to the December 31, 2008 levels.  Principal payments totaled $23.3 million during the three months ended March 31, 2009, and were partially offset by loan disbursements of $5.8 million.  One-to four-family residential real estate loans decreased $11.7 million, or 4.2%, multi-family real estate loans decreased $540,000, or 1.0%, construction loans decreased $1.3 million, or 5.7%, loans secured by commercial real estate and land decreased $4.0 million, or 3.4%, and commercial and consumer loans decreased $1.9 million, or 9.3%.

The allowance for loan losses totaled $30.5 million at March 31, 2009, compared to $28.7 million at December 31, 2008.  Approximately $1.8 million was added to the allowance through the provision for losses on loans during the three months ended March 31, 2009.  The analysis method used to determine the levels of allowance for loan losses provides for a range of adequate levels.  Classified assets increased during the current period, however, nonperforming assets and loans classified as special mention decreased.  The balance of the allowance for loan losses is near the high end of the range as indicated by the most recent analysis, primarily due to uncertain economic conditions.

Approximately $12,000 of loans were charged-off during the three-month period ended March 31, 2009 compared to $2.6 million for the same period in 2008.  The charged-off loans were comprised of $9,000 in loans secured by one-to-four-family residential real estate and $3,000 in commercial and consumer loans.  The level of charged-off loans during the three months ended March 31, 2009 has decreased due to a significant number of charge-offs being taken in the fourth quarter of 2008, which resulted in minimal charge-offs in the first quarter of 2009.

Nonperforming loans went from $43.1 million, or 9.33% of net loans at December 31, 2008, to $41.5 million, or 9.41% of net loans at March 31, 2009.  Nonperforming loans at March 31, 2009 consisted of approximately $4.7 million of one-to-four family residential loans, $2.0 million of one-to four family investment residential loans, $7.1 million of multi-family residential loans, $23.6 million of loans secured by commercial real estate and land and $4.1 million of commercial and consumer loans.

The Bank’s classified assets increased by $22.0 million, or 26.6%, to a total of $104.8 million at March 31, 2009, compared to $82.8 million at December 31, 2008.  Classified residential real estate loans decreased by $570,000, or 2.8%, during the period to a total of $19.7 million, while classified non-residential real estate and land loans increased by $15.5 million, or 46.2%, during the period to a total of $49.0 million.  Classified construction loans increased by $2.1 million, or 22.6%, to $11.6 million.  Classified commercial and other loans increased by $3.7 million, or 39.1%, during the period to a total of $13.1 million, and foreclosed real estate increased by $1.3 million to $11.5 million.

The Bank’s “special mention” loans, defined as loans that show some signs of credit weakness, but do not currently expose the Bank to a sufficient degree of risk to warrant being classified, decreased $7.3 million, or 34.4%, to $13.8 million at March 31, 2009.

The allowance for loan losses represented 6.5% and 5.9% of total loans, net of undisbursed funds, at March 31, 2009 and December 31, 2008, and 73.6% and 66.6% of nonperforming loans at March 31, 2009 and December 31, 2008, respectively.  Although management believes that the allowance for loan losses at March 31, 2009 was appropriate based upon the available facts and circumstances at such time, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect Peoples’ results of operations.  In addition, the OTS, as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses.  The OTS may require the Bank to recognize additions to such allowance based on their judgments about information available to them at or subsequent to the time of their examination.

Deposits totaled $597.0 million at March 31, 2009, a decrease of $33.2 million, or 5.9%, over December 31, 2008 levels.  Checking and savings deposits decreased by $3.8 million, or 1.9%, compared to balances at December 31, 2008, while certificate of deposit balances decreased by $29.4 million, or 6.9%, during the same time period.  The decrease in deposit balances during the period was primarily due to management’s decision to decrease pricing in efforts to reduce the overall cost of funds.

Advances from the Federal Home Loan Bank and other borrowings totaled $76.5 million at March 31, 2009, a decrease of $22,000, or 0.03%, compared to December 31, 2008 totals.

Stockholders’ deficit totaled $18.9 million at March 31, 2009, a decrease of $4.0 million from December 31, 2008 levels.  The decrease resulted primarily from the net loss of $4.4 million for the quarter ended March 31, 2009, which was partially offset by a $381,000 change in unrealized gains on available for sale securities and the amortization effects of stock benefit plans totaling $28,000. The Bank is required to meet minimum capital standards promulgated by the OTS.  At March 31, 2009, the Bank did not meet all applicable regulatory capital requirements and was categorized as critically undercapitalized under the OTS regulatory framework for prompt corrective action.  See Note 2 of Notes to Condensed Consolidated Financial Statements herein and Item 1A. Risk Factors — Risks Relating to Our Compliance with Applicable Regulatory Requirements, Regulatory Enforcement Actions and Developments herein.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008

General

The Company recorded a net loss of $4.4 million for the three months ended March 31, 2009, compared to a net loss of $1.1 million for the same period in 2008.  The increase in losses was primarily due to a $2.4 million, or 61.7%, decrease in net interest income, a $676,000, or 51.9%, decrease in other income, and a decrease of $657,000 in federal income tax benefits, partially offset by a decrease of $472,000, or 9.0%, in general, administrative and other expense.

Net Interest Income

Interest income on loans decreased by $3.8 million, or 37.3% during the three-month period ended March 31, 2009, compared to the 2008 period, due primarily to a $175.0 million, or 26.6%, decrease in the average portfolio balance outstanding, coupled with a 91 basis point decrease in the weighted-average yield, to 5.38% for the 2009 period.  The decrease in the average balance was primarily due to loan repayments of $127.3 million during the twelve-months, partially offset by loan originations of $48.7 million.  The decrease in yield reflects a downward shift in market rates and the corresponding impact on adjustable-rate loans, as well as an increase in non-performing loans period to period.

Interest income on mortgage-backed securities decreased by $288,000, or 53.9%, during the 2009 quarter compared to the same period in 2008, due primarily to a $16.6 million, or 42.2%, decrease in the average balance outstanding, coupled with a 110 basis point decrease in the weighted-average yield, to 4.31% in the 2009 period.  The decrease in the average balance was primarily due to sales of mortgage-backed securities and principal repayments, while the decrease in the yield was primarily due to downward adjustments on the variable rate mortgage-backed securities.

Interest income on investment securities and interest-bearing deposits and other decreased by $533,000, or 50.1%, due primarily to a decrease of 190 basis points in the weighted-average yield, to 1.46% in the 2009 period; partially offset by an $18.6 million increase in the average balance outstanding for the 2009 period.  The increase in the average balance was primarily due to curtailed lending.

Interest expense on deposits decreased by $2.2 million, or 31.4%, primarily due to a decrease of $112.8 million, or 15.9%, in the average balance of deposits outstanding period to period, coupled with a 72 basis point decrease in the weighted-average cost of deposits, to 3.20%.  The decrease in the average balance was primarily due to management’s decision to decrease pricing in efforts to reduce the overall cost of funds.  Interest expense on borrowings decreased by $59,000, or 5.7%, due primarily to a $942,000, or 1.0%, decrease in the average balance of borrowings outstanding period to period, coupled with a 21 basis point decrease in the average cost of borrowings, to 4.30% for the 2009 period.  The decreases in the average cost of both deposits and borrowings were due primarily to the decrease in market interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $2.4 million, or 61.7%, to a total of $1.5 million for the three months ended March 31, 2009, compared to the same period in 2008.  The interest rate spread decreased to 1.12% for the three months ended March 31, 2009, from 1.81% for the comparable 2008 period, while the net interest margin decreased to 0.93% for the three months ended March 31, 2009, compared to 1.92% for the same period in 2008.  The interest rate spread and net interest margin for the three months ended March 31, 2009 decreased 69 basis points and 99 basis points, respectively, as compared to the ratios for the three months ended March 31, 2008 primarily as a result of the more rapid repricing of assets and the lower relative yield on cash and cash equivalents due to the Bank’s desire to maintain a higher liquidity ratio.

Provision for Losses on Loans

The Bank establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  The Bank’s determination of the adequacy of the allowance is based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio.  After considering the above factors, management recorded a provision for losses on loans totaling $1.8 million and $1.8 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The provision recorded during the three-month period ended March 31, 2009 was predicated primarily upon the relative credit risk of the loan portfolio.

Other Income

Other income totaled $626,000 for the three months ended March 31, 2009, a decrease of $676,000, or 51.9%, compared to the $1.3 million recorded for the same period in 2008.  The decrease was primarily due to a decrease of $483,000 in gain on sale of securities, a decrease of $126,000, or 20.6%, in other operating income, and an increase of $45,000 in loss on sale of foreclosed real estate.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.8 million for the three months ended March 31, 2009, a decrease of $472,000, or 9.0%, compared to the same period in 2008.  This decrease resulted primarily from a decrease of $607,000, or 24.9%, in employee compensation and benefits, a decrease of $38,000, or 4.4%, in occupancy and equipment, a decrease of $86,000, or 46.0%, in franchise taxes, and a decrease of $29,000, or 7.9%, in amortization of intangibles, partially offset by an increase of $283,000, or 26.7%, in other operating expense.

The decrease in employee compensation and benefits was due primarily to a decrease in personnel.  The number of employees decreased from 175 to 159, or 9.1%, from March 31, 2008 to March 31, 2009.  The decrease in occupancy and equipment expense is primarily due to reduced depreciation expense. The increase in other operating expense is primarily due to an increase in expenses for foreclosed real estate due to having more properties to maintain and increases in our FDIC insurance premiums.

Federal Income Taxes

The Company recorded no federal income taxes for the three months ended March 31, 2009, compared to a credit of $657,000 for the same period in 2008, due to the deferred tax valuation allowance and the potential inability to generate future taxable income.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008.

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

Changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter in order to address material weaknesses identified as of December 31, 2008.  These material weaknesses included adjustments related to the estimation of the allowance for loan losses.  Changes were implemented to ensure adjustments are made in a timely fashion and before any financial statements are drafted.  [Revise]

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

At March 31, 2009, other than the legal proceedings occurring in the ordinary course of business, the Company and its subsidiaries were not involved in any material proceedings.  Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  RISK FACTORS

You should carefully consider the other information in this Form 10-Q and the information contained in our other filings with the SEC.  Also, you should carefully consider the following risks in light of our current operating environment and regulatory status. The occurrence of any of the events described below could materially adversely affect our liquidity, results of operations and financial condition. Additional risks not presently known by us or that we currently deem immaterial may also have a material adverse impact.

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

The Company has been actively evaluating various capital strategies to meet its obligations, including restructuring its outstanding debt and selling branch offices.  The Company cannot provide assurance that it will succeed in accomplishing any restructuring of its existing debt or selling branches before its capital resources are depleted.  Failure to restructure the Company’s debt obligations or to sell branches will further jeopardize the Company’s business, financial condition and ability to operate as a going concern.  Currently, there is significant doubt whether the Company can continue as an ongoing business.  See “Report of Independent Registered Public Accounting Firm” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Bank is subject to supervision and regulation by the OTS.  As a regulated federal savings bank, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business.  As more fully described in Note 2 to the Notes to Condensed Consolidated Financial Statements herein, on April 2, 2008, the Company and the Bank both consented to the Orders issued by the OTS.  The Orders require the Company and the Bank to, among other things, file with the OTS an updated business plan and submit to the OTS, on a quarterly basis, variance reports related to the business plan.  The Order issued to the Bank also substantially restricts the Bank’s lending activities.  We cannot predict the further impact of the Orders upon our business, financial condition or results of operations.

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

The recessionary forces in the local economy have impacted our operations and profitability and are expected to continue to do so. For the quarter ended March 31, 2009, Peoples incurred a loss of $4.4 million.  For the years ended December 31, 2008 and 2007, Peoples incurred losses of $68.5 million and $33.3 million, respectively.  As the Bank’s primary lending area is the southwest Ohio and southeast Indiana regions, the significant downturn in the real estate market in these regions significantly impacts the asset quality and provision for loan loss requirements of the Bank.  While the Bank’s management continues to aggressively pursue the collection and resolution of all delinquent and non-performing loans, future levels of charge offs and adjustments to the allowance could significantly affect future net earnings or losses.

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

Regional economic changes in Peoples’ markets have had and may continue to adversely impact results from operations.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4T.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Date: May 15, 2009	By:	/s/Jerry D. Williams
Jerry D. Williams
President & Chief Executive Officer

Date: May 15, 2009	By:	/s/Thomas J. Noe
Thomas J. Noe
Chief Financial Officer